Form 10-Q
period 2016-03-31
Jack Cooper Holdings Corp.
filed 2016-05-13
CIK 1655780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-210698

Jack Cooper Holdings Corp.

(Exact name of Registrant as specified in its charter)

Delaware	26-4822446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Walnut Street, Suite 2400
Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip code)

(816) 983-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of March 31, 2016, there were outstanding 100 shares of the Registrant’s common stock, all of which were issued to the Registrant’s parent company

INDEX

PART I.  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Operating Revenues	$175,771	$157,883
Operating Expenses
Compensation and benefits	90,691	84,839
Fuel	12,818	16,847
Depreciation and amortization	12,904	12,696
Repairs and maintenance	13,580	11,618
Other operating	30,920	27,431
Selling, general and administrative expenses	12,825	15,392
Loss on disposal of property and equipment	659	612
Total operating expenses	174,397	169,435
Operating Income (Loss)	1,374	(11,552)

Other Expense (Income)
Interest expense, net	11,538	9,865
Other, net	(2,806)	3,160
Total other expenses	8,732	13,025
Loss Before Income Taxes	(7,358)	(24,577)
Provision for Income Taxes	255	268
Net Loss	(7,613)	(24,845)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial pension gain	21	23
Foreign currency translation gain (loss)	(1,991)	1,024
Loss on marketable securities held-for-sale	—	(15)
Comprehensive Loss	$(9,583)	$(23,813)

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$4,081	$2,571
Accounts receivable, net of allowance	53,246	49,082
Prepaid expenses	24,441	20,475
Assets held for sale	1,937	1,947
Total current assets	83,705	74,075
Restricted cash	120	120
Property and equipment, net	133,284	139,110
Goodwill	32,248	32,248
Intangibles, net	28,022	28,604
Deposits and other assets	25,125	20,806
Deferred tax assets	15	6
Total assets	$302,519	$294,969

Liabilities and Stockholders’ Deficit
Current Liabilities
Credit Facility	$58,388	$50,636
Current maturities of long-term debt	2,287	3,510
Accounts payable	31,698	34,470
Accrued wages and vacation payable	23,741	19,120
Other accrued liabilities	35,144	26,683
Total current liabilities	151,258	134,419
Other liabilities	3,270	3,509
Long-term debt, less current maturities	439,267	439,106
Pension liability	1,888	1,855
Deferred income taxes	9,640	9,511
Total liabilities	605,323	588,400
Stockholders’ Deficit
Jack Cooper Holdings Corp. Deficit:
Common stock, $0.0001 par value; 1,000 shares authorized; 100 issued and outstanding at March 31, 2016 and December 31, 2015.	—	—
Additional paid-in capital	17,635	17,425
Accumulated deficit	(320,751)	(313,138)
Accumulated other comprehensive income	312	2,282
Total stockholders’ deficit	(302,804)	(293,431)
Commitments and Contingencies
Total liabilities and stockholders’ deficit	$302,519	$294,969

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Operating Activities
Net loss	$(7,613)	$(24,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,904	12,696
Deferred financing cost amortization	723	567
Loss on disposal of property and equipment	659	612
Deferred income taxes	120	166
Stock based compensation	210	281
Non-cash interest income	(97)	(232)
Unrealized foreign exchange losses (gains), net	(2,767)	3,176
Changes in assets and liabilities:
Trade and other receivables	(4,594)	(5,931)
Prepaid expenses	(3,891)	(2,238)
Accounts payable and accrued expenses	10,507	17,465
Other non-current assets	(4,386)	(2,246)
Other non-current liabilities	(25)	36
Net cash provided by (used in) operating activities	1,750	(493)
Investing Activities
Proceeds from sale of property and equipment	7	72
Purchases of property and equipment	(6,184)	(5,627)
Net cash used in investing activities	(6,177)	(5,555)
Financing Activities
Borrowings under Credit Facility	38,906	34,080
Payments on Credit Facility	(31,154)	(29,985)
Principal payments on long-term debt	(1,936)	(2,215)
Proceeds from issuance of intercompany note	—	1,500
Net cash provided by financing activities	5,816	3,380
Effect of exchange rate change on cash	121	(807)
Increase (Decrease) in Cash and Cash Equivalents	1,510	(3,475)
Cash and Cash Equivalents, Beginning of Period	2,571	7,100
Cash and Cash Equivalents, End of Period	$4,081	$3,625

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

NOTE 1: ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The condensed consolidated financial statements include all the accounts of Jack Cooper Holdings Corp. and its subsidiaries (“we,” the “Company” or “JCHC”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Registration Statement on Form S-4 (Commission File Number 333-210698, effective May 11, 2016) (the “Registration Statement”), as filed with the Securities and Exchange Commission, and the prospectus contained therein. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Organization and Business Overview

The Company is a transportation and logistics provider and a leading over-the-road finished vehicle logistics company in North America. The Company provides premium asset and non-asset based solutions to the global new and used vehicle markets, specializing in light vehicle transportation and other logistics services for major automotive original equipment manufacturers and for fleet ownership and remarketing companies. The Company offers a broad, complementary suite of asset and non-asset based transportation and logistics solutions, and operates through a fleet of 2,347 active rigs and a network of 57 strategically located terminals across North America as of March 31, 2016. The Company believes its scale and full range of over-the-road transportation and value-added logistics services, offered in over 85 locations across the U.S., Canada and Mexico, allow it to operate efficiently and deliver superior customer service, which the Company believes gives it a competitive advantage in maintaining and winning new business.

Revenue

The Company primarily earns revenues under multi-year or single-year contracts from the intrastate and interstate transportation of vehicles. Approximately 45%, 34%, and 13% of the Company’s revenues were from its three largest customers, General Motors Company, Ford Motor Company, and Toyota Motor Sales, USA, Inc., respectively, for the three months ended March 31, 2016, and 38%, 29%, and 16%, respectively, for the three months ended March 31, 2015. These customers also represented approximately 67% and 69% of accounts receivable at March 31, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts totaled $2.4 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively.

Goodwill and Intangible Assets

Goodwill and other indefinite-life intangible assets not subject to amortization are evaluated annually as of November 30 for impairment, or more frequently if circumstances indicate that impairment may exist. In assessing indefinite lived assets not subject to amortization, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of the indefinite lived assets exceeds its carrying values. If the qualitative assessment is inconclusive, the Company performs Step 1 of a two-step process to compare the fair value of the indefinite lived assets to its carrying values. If Step 1 indicates the fair value is less than the carrying value, the Company performs Step 2 of the assessment to determine the difference between the implied fair value of the indefinite lived assets and the carrying amounts. In assessing goodwill for impairment, the Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then a two-step process is utilized to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed utilizing an income approach and market approach. The income approach develops an estimated fair value based on a discounted cash flow, where the estimated fair value is calculated by discounting projected future cash flows. The market approach compares actual market transactions of businesses that are similar to those of the Company’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

the goodwill impairment test is performed to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future pricing and costs, the weighted average cost of capital and discount rates, and future capital expenditures requirements. In addition, market multiples of publicly traded guideline companies are also considered.  The Company considers the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consults with a third party valuation specialist to assist in determining the fair value.

Any one event or a combination of events such as a change in the business climate, a negative change in relationships with significant customers, and changes to strategic decisions, could require an interim assessment prior to the next required annual assessment. No impairment was recorded for the three months ended March 31, 2016 and 2015, respectively.

Foreign Currency

The Company’s financial condition and results of operations are recorded in multiple currencies, including the Canadian dollar and the Mexican peso, and the Company has an accounts receivable balance denominated in Nigerian naira. Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period. Translation adjustments are included in other comprehensive income (loss). Gains and losses on certain of the Company’s intercompany loans are included in Other, net in the condensed consolidated statements of comprehensive loss due to the intercompany loans not being considered long-term investment in nature.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to workers’ compensation insurance, pension withdrawal liabilities, allowance for doubtful accounts, the recoverability and useful lives of assets, litigation provisions and income taxes. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently evaluating the effect adoption of this update will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

statements. The Company is currently evaluating the effect adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which amends the current guidance to change the manner in which debt issuance costs are presented on an entity’s balance sheet. This new guidance requires the Company to present debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the debt liability, as opposed to the previous guidance that provides for presentation of the cost of issuing debt as a separate asset. ASU 2015-03 required retrospective application to all prior periods presented in the financial statements. This new guidance was effective for the Company in the first quarter of 2016. As a result of adopting this standard on January 1, 2016, deferred financing costs of $10.1 million as of December 31, 2015, previously reported within long-term assets, were reclassified to long-term debt in the consolidated balance sheets. As of March 31, 2016, $9.5 million of deferred financing costs are reported within long-term debt in the consolidated balance sheet.

In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the current consolidation guidance to change the manner in which a reporting entity assesses certain characteristics used to determine if an entity is a variable interest entity. This new guidance is effective for the Company in the first quarter of 2016, with early adoption permitted, including in any interim period. The Company adopted this guidance on January 1, 2016 and the adoption of this guidance did not have any impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The guidance will be applicable to the Company’s financial statements for fiscal year 2016 and the Company expects to adopt this guidance on January 1, 2017. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB agreed to a one-year deferral of the effective date of the new revenue recognition guidance so that it is now effective for interim and annual periods beginning after December 15, 2017. The new guidance will become effective for the Company beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the effect adoption of this update will have on its financial position, results of operations and cash flows.

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net were as follows for the periods presented below:

	March 31,	December 31,
(in thousands)	2016	2015
Land	$7,045	$7,045
Carrier revenue equipment	275,932	269,019
Buildings and equipment	37,864	37,559
Leasehold improvements	2,584	2,756
Construction in process	4,093	4,421
	327,518	320,800
Less accumulated depreciation	194,234	181,690
Property and equipment, net	$133,284	$139,110

The Company performs periodic reviews of the appropriateness of depreciable lives for each category of property and equipment, taking into consideration actual usage, physical wear and tear, and replacement history to determine remaining life of the asset base. No changes to the remaining useful life of the asset base were made during the three months ended March 31, 2016.

The Company identified certain assets that meet the criteria for assets held for sale classification.  The Company had approximately $1.9 million in assets held for sale as of March 31, 2016 and December 31, 2015 on its condensed consolidated balance sheets. These assets primarily consist of real property at one location that the Company sold for $1.6 million subsequent to March 31, 2016 and carrier revenue equipment that does not fit the Company’s fleet needs.  The Company plans to sell substantially all of the remaining assets during 2016 and, as such, the assets were measured at fair value less cost to sell.

NOTE 3: LINE OF CREDIT

The Company is party to an Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Capital Finance, LLC, as agent, dated June 18, 2016 (as amended, modified and supplemented, the “Credit Facility”), which provides a revolving line of credit of $100 million, with the amount available to borrow determined by a borrowing base calculation based on accounts receivable and vehicles owned less letters of credit and other offsets. The Credit Facility matures at the earlier of (i) June 18, 2018 or (ii) the date that is 90 days prior to the then extant maturity date of the Term Loan (as defined in Note 4, which is currently October 18, 2018). As of March 31, 2016 and December 31, 2015, there were $58.4 million and $50.6 million, respectively, in outstanding borrowings under the Credit Facility with a weighted average interest rate of 2.98% and 2.99%, respectively. As of March 31, 2016 and December 31, 2015, the Company had available borrowing capacity of $31.5 million and $39.3 million, respectively, without consideration of the maximum revolver threshold disclosed below. Borrowings under the Credit Facility are reflected within current liabilities on the consolidated balance sheets. Debt issuance costs associated with the Credit Facility of $0.9 million as of March 31, 2016, and $1.0 million as of December 31, 2015 are included within deposits and other assets on the condensed consolidated balance sheets.

All borrowings under the Credit Facility bear interest at the Base Rate plus the Base Rate Margin, or at the Company’s option, at the LIBOR Rate plus the LIBOR Rate Margin (in minimum amounts of $1 million, each such term as defined under the Credit Agreement).

The Credit Facility contains customary representations, warranties and covenants including, but not limited to, certain limitations on the Company’s and its subsidiaries’ ability to incur additional debt, guarantee other obligations, create or incur liens on assets, make investments or acquisitions, make certain dispositions of assets, make optional payments or modifications of certain debt instruments, pay dividends or other payments to the Company’s equity holders, engage in mergers or consolidations, sell assets, change the Company’s line of business and engage in transactions with affiliates. If availability under the Credit Facility falls below 12.50% of the

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Maximum Revolver Amount (as defined in the Credit Facility), the Company will be required to maintain a fixed charge coverage maintenance ratio of at least 1.10:1.00 for a specified time. If excess availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the lender may automatically sweep funds from the Company’s cash accounts to pay down the revolver. At March 31, 2016 and December 31, 2015, the Company’s availability under the Credit Facility exceeded the specified threshold amounts and accordingly, the Company was not in a financial covenant period.

During the three months ended March 31, 2016, borrowings under the Credit Facility ranged from $50.0 million to $69.1 million. As of March 31, 2016 and December 31, 2015, the Company had $3.8 million in letters of credit outstanding under the Credit Facility. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2016 and December 31, 2015.

NOTE 4: LONG-TERM DEBT

2020 Notes

The Company has outstanding $375 million principal amount of 9.25% Senior Secured Notes due 2020 (the “2020 Notes”), issued pursuant to an indenture dated June 18, 2013. The outstanding principal balance of the 2020 Notes recorded within long-term debt on the condensed consolidated balances sheets is net of unamortized premium and debt financing costs totaling $2.5 million as of March 31, 2016, and $2.7 million as of December 31, 2015.

Interest on the 2020 Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The indenture governing the 2020 Notes contains certain covenants, including covenants, which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company or the guarantors. The Company was in compliance with all applicable covenants under the indenture governing the 2020 Notes as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Company had outstanding $375 million in aggregate principal amount of 2020 Notes on which interest accrued at a rate of 9.25% per year through June 18, 2014. In connection with the issuance of the 2020 Notes, the Company entered into registration rights agreements requiring the Company to exchange the 2020 Notes for notes registered under the Securities Act within 365 days of the initial issuance on June 18, 2013, or pay additional interest of 0.25% per annum for each 90-day period thereafter until registration is completed, not to exceed 1.0% of additional interest per annum. As of March 31, 2016, the 2020 Notes were not registered and were subject to restrictions on transfer and resale, and could only be offered or sold in transactions exempt from or not subject to the registration requirements of the Securities Act. Because the Company did not complete the exchange offer in a timely manner pursuant to the registration rights agreements, interest on the 2020 Notes accrued at 10.25% per annum as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company had an additional registration rights interest accrual of $2.7 million.

On May 11, 2016, the Securities and Exchange Commission declared the Registration Statement registering new notes substantially identical to the 2020 Notes effective and on May 12, 2016 the Company launched an offer to exchange the new registered notes for the outstanding 2020 Notes.  The sole purpose of the exchange offer is to fulfill the Company’s obligations under the registration rights agreements entered into with respect to the 2020 Notes.

Term Loan

On March 31, 2015, the Company entered into a senior secured term loan facility (the “Term Loan”) in the principal amount of $62.5 million issued at a 4.0% discount with MSDC JC Investments, LLC (“MSDC”), as agent and lender. MSDC is an affiliate of MSD Credit Opportunity Fund, L.P., a Class B stockholder of Jack Cooper Enterprises, Inc., which is the parent company of JCHC.  The outstanding principal balance recorded within long-term debt on the condensed consolidated balances sheets is net of the unamortized discount and deferred financing costs totaling $3.6 million as of March 31, 2016, and $3.9 million as of December 31, 2015. The proceeds from the

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Term Loan were used to pay down outstanding borrowings on the Credit Facility and for general corporate purposes.

Prior to an amendment dated December 23, 2015, and effective January 2, 2016, interest on the Term Loan accrued at a rate of LIBOR plus 6.0% per annum, subject to a LIBOR floor of 3.0% per annum. From January 2, 2016 through maturity, interest on the Term Loan accrues at LIBOR plus 7.0% (10.0% at March 31, 2016), subject to a LIBOR floor of 3.0% per annum. The Term Loan matures on October 18, 2018. Further, if the Term Loan is prepaid with the proceeds of a qualified equity raise, the Company will pay an additional premium equal to the present value of the additional 1.0% interest accruing from January 2, 2016, if paid through the maturity date, as a make whole premium.

The Term Loan is guaranteed by certain domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the outstanding equity of the Company’s first-tier foreign subsidiaries. MSDC’s liens have first priority status on the ABL Collateral (as defined in the JCHC Indenture) and second priority status on the Notes Collateral (as defined in the indenture governing the 2020 Notes) to the same extent as the liens of the lenders under the Credit Facility in such assets (as contemplated by the Intercreditor Agreement (as defined in the indenture governing the 2020 Notes)), but are junior to the liens of the lenders under the Credit Facility.

In connection with the execution of the Term Loan agreement, on April 2, 2015, the Company entered into an amendment to the Credit Facility (the “Third Amendment”), pursuant to which the Credit Facility was amended to permit the incurrence of the Term Loan under the Credit Agreement. The Third Amendment also imposed an availability block under the Credit Facility of $6.25 million so long as any indebtedness is outstanding under the Term Loan (or MSDC has any commitment to extend credit resulting in incurrence of such indebtedness), and made certain conforming amendments to the covenants with respect to the prepayment, redemption, purchase or acquisition of other indebtedness and to certain of the events of default under the Credit Facility.

NOTE 5: INCOME TAXES

For the three months ended March 31, 2016 and 2015, the Company determined the interim tax expense using an effective tax rate by jurisdiction which was calculated using an estimate of annual earnings and annual tax. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was (3.5)% and (1.1)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any significant changes in unrecognized income tax benefits since December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had $88.0 million and $85.4 million, respectively, recorded for valuation allowances.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Letters of Credit

At March 31, 2016 and December 31, 2015, the Company had $3.8 million in outstanding letters of credit to be used as collateral for the Company’s obligation to fund losses under various retrospectively-rated and large deductible insurance programs.

Litigation

As previously reported, the Company was in a dispute with American Zurich Insurance Company and Zurich Services Corporation (collectively referred to herein as “Zurich”) regarding the handling of workers’ compensation claims for the policy period January 1, 2008 through July 26, 2009. On January 4, 2011, the Company entered into a Standstill Agreement with Zurich. The Standstill Agreement expired June 15, 2013, and arbitration resumed. On November 7, 2013, the Company entered into a Payment and Standstill Agreement and Limited Release (the “Second Standstill Agreement”) with Zurich relating to the previously disclosed arbitration. The Second Standstill

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Agreement, as amended, provided for another standstill until February 29, 2016 (the “Second Standstill Period”). During the Second Standstill Period, neither Zurich nor the Company could proceed with the arbitration and neither party was permitted to exercise any remedies in respect of the Zurich insurance program covering the period January 1, 2008 through July 26, 2009, whether at law or in equity. During the Second Standstill Period, Jack Cooper made all payments required by the Second Standstill Agreement and maintained a letter of credit in the amount of $3.5 million as collateral.

In March 2016, the Company and Zurich agreed to terms memorializing a settlement of this arbitration and dispute, and in April 2016 the Company and Zurich executed a full settlement agreement with releases and other terms agreeable to both parties. The Company had total reserves of $4.1 million at March 31, 2016 and December 31, 2015, net of liabilities for which corresponding assets are recorded related to insurance recoveries for claims in excess of per claim maximum exposures. Subsequent to March 31, 2016, the Company fully satisfied its obligations to Zurich under the settlement agreement.

From time to time and in the ordinary course of business, the Company is a plaintiff or a defendant in other legal proceedings related to various issues, including workers’ compensation claims, tort claims, contractual disputes, and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of its insurance. It is the opinion of management that none of the other known legal actions will have a material adverse impact on the Company’s financial position, results of operations, or liquidity.

Other Commitments

The Company recorded an estimate for withdrawal liabilities from the Western Conference of Teamsters Pension Trust (the “Western Conference Trust”) due to declines in its contributions to the fund during the periods between 2011 and 2014, and Teamsters of Philadelphia and Vicinity Pension Plan due to declines in its contributions to the fund during the periods since 2009, in the amount of $4.4 million and $3.3 million as of December 31, 2015, respectively, and $2.8 million and $3.1 million as of March 31, 2016, respectively. In March 2016, the Company received a $0.3 million assessment for the full withdrawal as of December 31, 2015 from the Western Conference Trust, which was fully accrued for as of December 31, 2015. The Company has evaluated the liabilities as of March 31, 2016 and has determined that no changes to the estimates of withdrawal liabilities are necessary for either plan.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP has established a hierarchy for ranking the quality and reliability of the information used to determine fair values and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents, accounts receivable and payables approximate fair value due to their liquid and short term nature. The estimated fair value of the 2020 Notes outstanding at March 31, 2016 and December 31, 2015 was approximately $375.4 million and $370.6 million, respectively. The estimated fair value of the remaining outstanding debt (including the unsecured debt and outstanding balance on the Credit Facility and Term Loan) was approximately $146.7 million and $142.2 million at March 31, 2016 and December 31, 2015, respectively. The fair value is estimated by

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

comparing interest rates to debt with similar terms and maturities, which represents a level 2 input in the fair value hierarchy.

NOTE 8: GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company had total goodwill of $32.2 million as of March 31, 2016 and December 31, 2015, and net intangible assets of $28.0 million and $28.6 million as of March 31, 2016 and December 31, 2015, respectively.

The tables below present the change in carrying values by segment:

	Indefinite Lived		Definite Lived
Transport Segment (in thousands)	Goodwill	Customer Relationships	Customer Relationships	Non-Compete Agreement	Total Intangibles
Balance at December 31, 2015	$25,144	$20,356	$5,544	$60	$25,960
Amortization	—	—	(331)	(60)	(391)
Balance at March 31, 2016	$25,144	$20,356	$5,213	$—	$25,569

	Indefinite Lived	Definite Lived
Logistics Segment (in thousands)	Goodwill	Customer Relationships	Trade Names	Total Intangibles
Balance at December 31, 2015	$7,104	$1,387	$1,257	$2,644
Amortization	—	(174)	(17)	(191)
Balance at March 31, 2015	$7,104	$1,213	$1,240	$2,453

NOTE 9: RELATED PARTY TRANSACTIONS

The Company paid EVE Partners, LLC, an affiliate of one of the Company’s directors, less than $0.1 million during the three months ended March 31, 2016 and 2015, for financial advisory services and related travel expenses.

On March 19, 2015, the Company entered into an intercompany promissory note agreement with its parent company, Jack Cooper Enterprises, Inc., in the principal amount of $1.5 million. The proceeds from the intercompany note were used for general corporate purposes. The intercompany note had a maturity date of September 30, 2015 and bore interest at the rate of 8.0% per annum. All outstanding principal and interest was paid on August 14, 2015 with no prepayment penalty.

NOTE 10: SEGMENT REPORTING

The Company had two reportable segments at March 31, 2016 and 2015: the Transport segment and the Logistics segment.

Transport Segment.  The Transport segment provides automotive transportation services to OEMs of cars and light trucks in the U.S. and Canada. Specific services include (i) transportation of new vehicles from OEM assembly centers, vehicle distribution centers and port sites to dealers or other intermediate destinations, in connection with which the Company collects fuel surcharges and (ii) yard management services, including railcar loading and gate releasing services at OEM assembly centers. The consolidated entities that comprise the Transport segment are: Jack Cooper Transport Company, Inc. and its wholly-owned subsidiaries, and Jack Cooper Transport Canada, Inc. and its wholly-owned subsidiaries.

Logistics Segment.  The Logistics segment engages in the global non-asset based automotive supply chain for new and used finished vehicles, including the brokering of transportation of used vehicles and vehicles sold through

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

automotive auction processes in the growing remarketed vehicle sector, in which our customers are typically OEM remarketing departments, automotive auction companies and logistics brokers; brokering of the international shipment of cars and trucks from various ports in the U.S. to various international destinations; vehicle inspection and title storage services for pre-owned and off-lease vehicles; and supply chain management services as well as rail and yard management and port processing. Other items shipped include heavy construction equipment, farm equipment and commercial trucking vehicles. The consolidated entities that comprise the Logistics segment are: Jack Cooper Logistics, LLC and Auto Export Shipping, Inc., and their wholly-owned subsidiaries, including, Axis Logistics Services, Inc., Jack Cooper CT Services, Inc., Jack Cooper Rail & Shuttle, Inc. and five Mexican operating companies.

The following table sets forth the specific financial information about each segment as reviewed by the Company’s management as of and for the three months ended March 31, 2016 and 2015:

	2016
(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Sales to external customers	$157,938	$17,833	$175,771	$—	$175,771
Operating income (loss)	401	1,440	1,841	(467)	1,374
Capital expenditures	5,883	88	5,971	213	6,184
Total assets	274,804	24,234	299,038	3,481	302,519

	2015
(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Sales to external customers	$147,792	$10,091	$157,883	$—	$157,883
Operating loss	(10,222)	(1,014)	(11,236)	(316)	(11,552)
Capital expenditures	5,318	297	5,615	12	5,627
Total assets	291,706	37,712	329,418	3,368	332,786

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each segment including allocation of general corporate management oversight costs.

NOTE 11: CONDENSED CONSOLIDATING SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The following tables present condensed consolidating financial statements under the equity method of (a) the parent company, Jack Cooper Holdings Corp., as issuer of the 2020 Notes; (b) the subsidiary guarantors of the 2020 Notes; and (c) the subsidiaries that are not guarantors of the 2020 Notes. Separate financial statements of the subsidiary guarantors are not presented because the Company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the consolidated financial statements:

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31, 2016
(in thousands) Condensed Consolidating Statements of Comprehensive Income (Loss):	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$166,761	$13,105	$(4,095)	$175,771

Operating Expenses
Compensation and benefits	—	83,831	6,860	—	90,691
Fuel	—	11,410	1,408	—	12,818
Depreciation and amortization	59	11,360	1,485	—	12,904
Repairs and maintenance	—	12,024	1,556	—	13,580
Other operating	—	29,962	4,447	(3,489)	30,920
Selling, general and administrative expenses	407	11,964	1,060	(606)	12,825
Loss on disposal of property and equipment	—	341	318	—	659
Total operating expenses	466	160,892	17,134	(4,095)	174,397
Operating Income (Loss)	(466)	5,869	(4,029)	—	1,374

Other Expense (Income)
Interest expense (income), net	11,560	(132)	110	—	11,538
Other, net	—	2	(2,808)	—	(2,806)
Equity in loss (income) of consolidated subsidiaries	(4,413)	1,332	—	3,081	—
Income (Loss) Before Income Taxes	(7,613)	4,667	(1,331)	(3,081)	(7,358)
Provision for Income Taxes	—	254	1	—	255
Net Income (Loss)	(7,613)	4,413	(1,332)	(3,081)	(7,613)
Equity in other comprehensive loss of consolidated subsidiaries	(1,970)	(1,991)	—	3,961	—
Other comprehensive income (loss), net of tax	—	21	(1,991)	—	(1,970)
Comprehensive Income (Loss)	$(9,583)	$2,443	$(3,323)	$880	$(9,583)

	Three Months Ended March 31, 2015
(in thousands) Condensed Consolidating Statements of Comprehensive Loss:	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$145,354	$17,156	$(4,627)	$157,883

Operating Expenses
Compensation and benefits	—	76,762	8,077	—	84,839
Fuel	—	14,606	2,241	—	16,847
Depreciation and amortization	58	10,977	1,661	—	12,696
Repairs and maintenance	—	9,797	1,821	—	11,618
Other operating	—	26,278	4,636	(3,483)	27,431
Selling, general and administrative expenses	258	14,718	1,560	(1,144)	15,392
Loss on disposal of property and equipment	—	562	50	—	612
Total operating expenses	316	153,700	20,046	(4,627)	169,435
Operating Loss	(316)	(8,346)	(2,890)	—	(11,552)

Other Expense (Income)
Interest expense (income), net	9,881	(120)	104	—	9,865
Other, net	—	5	3,155	—	3,160
Equity in loss of consolidated subsidiaries	14,648	6,211	—	(20,859)	—
Loss Before Income Tax Provision	(24,845)	(14,442)	(6,149)	20,859	(24,577)
Income Tax Provision	—	206	62	—	268
Net Loss	(24,845)	(14,648)	(6,211)	20,859	(24,845)
Equity in other comprehensive income of consolidated subsidiaries	1,032	1,009	—	(2,041)	—
Other comprehensive income, net of tax	—	23	1,009	—	1,032
Comprehensive Loss	$(23,813)	$(13,616)	$(5,202)	$18,818	$(23,813)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	As of March 31, 2016
(in thousands) Condensed Consolidating Balance Sheet:	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$214	$3,867	$—	$4,081
Accounts receivable, net of allowance	—	50,442	3,449	(645)	53,246
Prepaid expenses	225	22,996	1,220	—	24,441
Assets held for sale	—	1,871	66	—	1,937
Total current assets	225	75,523	8,602	(645)	83,705
Restricted cash	—	120	—	—	120
Investment in affiliates	(38,821)	(13,760)	—	52,581	—
Property and equipment, net	3,253	118,422	11,609	—	133,284
Goodwill	—	30,980	1,268	—	32,248
Intangibles, net	—	27,235	787	—	28,022
Deposits and other assets	857	23,814	454	—	25,125
Deferred tax asset	—	—	15	—	15
Intercompany receivables	239,256	75,491	—	(314,747)	—
Total assets	$204,770	$337,825	$22,735	$(262,811)	$302,519

Liabilities and Stockholders’ Equity
Current Liabilities
Credit Facility	$58,388	$—	$—	$—	$58,388
Current maturities of long-term debt	54	2,233	—	—	2,287
Accounts payable	20	30,597	1,795	(714)	31,698
Accrued wages and vacation payable	—	20,397	3,344	—	23,741
Other accrued liabilities	15,928	16,310	2,906	—	35,144
Total current liabilities	74,390	69,537	8,045	(714)	151,258
Other liabilities	—	2,693	577	—	3,270
Long-term debt, less current maturities	433,184	6,083	—	—	439,267
Pension liability	—	1,888	—	—	1,888
Deferred income taxes	—	9,640	—	—	9,640
Intercompany payables	—	286,805	27,873	(314,678)	—
Total liabilities	507,574	376,646	36,495	(315,392)	605,323
Stockholders’ Deficit
Total stockholders’ deficit	(302,804)	(38,821)	(13,760)	52,581	(302,804)
Commitments and Contingencies
Total liabilities and stockholders’ deficit	$204,770	$337,825	$22,735	$(262,811)	$302,519

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	As of December 31, 2015
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$2,789	$(218)	$2,571
Accounts receivable, net of allowance	—	45,619	3,929	(466)	49,082
Prepaid expenses	81	19,181	1,213	—	20,475
Assets held for sale	—	1,885	62	—	1,947
Total current assets	81	66,685	7,993	(684)	74,075
Restricted cash	—	120	—	—	120
Investment in affiliates	(46,869)	(16,043)	—	62,912	—
Property and equipment, net	3,100	123,669	12,341	—	139,110
Goodwill	—	30,980	1,268	—	32,248
Intangibles, net	—	27,764	840	—	28,604
Deposits and other assets	951	19,429	426	—	20,806
Deferred tax assets	—	—	6	—	6
Intercompany receivables	240,042	68,800	—	(308,842)	—
Total assets	$197,305	$321,404	$22,874	$(246,614)	$294,969

Liabilities and Stockholders’ Equity
Current Liabilities
Credit Facility	$50,636	$—	$—	$—	$50,636
Current maturities of long-term debt	53	3,457	—	—	3,510
Accounts payable	5	33,358	1,729	(622)	34,470
Accrued wages and vacation payable	—	16,118	3,002	—	19,120
Other accrued liabilities	7,383	16,957	2,343	—	26,683
Total current liabilities	58,077	69,890	7,074	(622)	134,419
Other liabilities	—	3,106	403	—	3,509
Long-term debt, less current maturities	432,659	6,447	—	—	439,106
Pension liability	—	1,855	—	—	1,855
Deferred income taxes	—	9,511	—	—	9,511
Intercompany payables	—	277,464	31,440	(308,904)	—
Total liabilities	490,736	368,273	38,917	(309,526)	588,400
Stockholders’ Deficit
Total stockholders’ deficit	(293,431)	(46,869)	(16,043)	62,912	(293,431)
Commitments and Contingencies
Total liabilities and stockholders’ deficit	$197,305	$321,404	$22,874	$(246,614)	$294,969

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(7,526)	$7,359	$1,699	$218	$1,750
Investing Activities
Proceeds from sale of property and equipment	—	1	6	—	7
Purchases of property and equipment	(213)	(5,910)	(61)	—	(6,184)
Intercompany receivables	—	—	(687)	687	—
Net cash used in investing activities	(213)	(5,909)	(742)	687	(6,177)
Financing Activities
Borrowings under Credit Facility	38,906	—	—	—	38,906
Payments on revolving Credit Facility	(31,154)	—	—	—	(31,154)
Principal payments on long-term debt	(13)	(1,923)	—	—	(1,936)
Intercompany payables	—	687	—	(687)	—
Net cash provided by (used in) financing activities	7,739	(1,236)	—	(687)	5,816

Effect of exchange rates on cash	—	—	121	—	121
Increase in Cash and Cash Equivalents	—	214	1,078	218	1,510
Cash and Cash Equivalents, Beginning of Period	—	—	2,789	(218)	2,571
Cash and Cash Equivalents, End of Period	$—	$214	$3,867	$—	$4,081

	Three Months Ended March 31, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(5,571)	$4,309	$(944)	$1,713	$(493)
Investing Activities
Proceeds from sale of property and equipment	—	—	72	—	72
Purchases of property and equipment	(12)	(5,465)	(150)	—	(5,627)
Intercompany receivables	—	—	(4,014)	4,014	—
Net cash used in investing activities	(12)	(5,465)	(4,092)	4,014	(5,555)
Financing Activities
Borrowings under Credit Facility	34,080	—	—	—	34,080
Payments on Credit Facility	(29,985)	—	—	—	(29,985)
Principal payments on long-term debt	(12)	(2,203)	—	—	(2,215)
Proceeds from issuance of intercompany note	1,500	—	—	—	1,500
Intercompany payables	—	4,014	—	(4,014)	—
Net cash provided by financing activities	5,583	1,811	—	(4,014)	3,380

Effect of exchange rates on cash	—	—	(807)	—	(807)
Increase (Decrease) in Cash and Cash Equivalents	—	655	(5,843)	1,713	(3,475)
Cash and Cash Equivalents, Beginning of Period	—	—	8,813	(1,713)	7,100
Cash and Cash Equivalents, End of Period	$—	$655	$2,970	$—	$3,625

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, of Jack Cooper Holdings Corp. and subsidiaries (collectively “we,” “us,” “our,” “JCHC,” or the “Company”) included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Registration Statement and the prospectus contained therein. Results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results to be attained for any other period.

This quarterly report contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this quarterly report regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “would,” “target,” “project,” “understands,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as the “Risk Factors” section in the Registration Statement and the prospectus contained therein. You should review carefully these sections of this Quarterly Report and the Registration Statement, and the prospectus contained therein, for a more complete discussion of these risks and other factors that may affect our business. Forward-looking statements speak only as of the date of this quarterly report and we do not undertake any obligation to update publicly any such statements.

EXECUTIVE SUMMARY

We are a transportation and logistics provider and a leading over-the-road finished vehicle logistics company in North America. We provide premium asset and non-asset based solutions to the global new and used vehicle markets, specializing in light vehicle transportation and other logistics services for major automotive original equipment manufacturers (“OEMs”) and for fleet ownership and remarketing companies. We offer a broad, complementary suite of asset and non-asset based transportation and logistics solutions through a fleet of 2,347 active rigs as of March 31, 2016 and a network of 57 strategically located terminals across North America. We believe our scale and full range of over-the-road transportation and value-added logistics services, offered in over 85 locations across the U.S., Canada and Mexico allow us to operate efficiently and deliver superior customer service, which we believe gives us a competitive advantage in maintaining and winning new business. We have two reportable segments, the Transport segment and the Logistics segment.

In addition to our asset-based transportation solutions, we provide our customers with a full range of complementary non-asset based logistics and value-added services. Logistics services include freight brokering as well as international shipping services for cars, trucks and construction equipment through our non-vessel owning common carrier subsidiary. Value-added services include the installation of OEM order accessories, claims management, vehicle inspection, including a high definition photography application for vehicle inspections, and title and supply chain management services, as well as rail and yard management and port processing.

Most of the Company’s U.S. employees are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the “Teamsters”) and are covered by the National Master Automobile Transporters Agreement, and Supplements (collectively, the “Master Agreement”), which expired on August 31, 2015. A new agreement is being negotiated. The Teamsters, represented by the Teamsters National Automobile Transporters Industry Negotiating Committee, and the Company, represented by the National Automobile Transports Labor Division, are continuing good faith negotiations to enter into a new agreement, and both parties have mutually agreed to keep all terms and provisions of the Master Agreement in effect until a new agreement is entered into.

Revenues

We primarily earn revenues from the intrastate and interstate transportation of vehicles. Most of the sales and expenses of the Company are significantly concentrated among three major customers: General Motors Company, Ford Motor Company, and Toyota Motor Sales, USA, Inc. We generate a significant portion of our revenue by transporting automobiles and light trucks for our customers. Generally, we are paid per vehicle transported, per mile. We also derive revenue from fuel surcharges, yard management services, including rail loading and unloading activities, brokering of transportation of used vehicles, brokering of international shipments of cars, trucks, and construction equipment from various ports in the U.S. to various international destinations by third-party ships, and inspection and titles storage services for pre-owned and off-lease vehicles.

The main factors that affect our revenue are the number of vehicles manufactured by our customers, the type of vehicle models and the distance between origin location and destination location, the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of rigs operating and changes in fuel prices. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, customer demand by location for each vehicle model, timing of OEM production, changeovers and recalls, and our average length of haul.

As is common in the industry, we recover a portion of certain fuel costs from fuel surcharges charged to customers. Changes in fuel costs will not result in a direct offset to fuel surcharges due to the nature of the calculation of fuel surcharges, which is customer-specific and fluctuates as a result of miles driven, changes in the number and types of units hauled per customer, as well as the relationship of the national average cost of fuel (the national average diesel price index) or other contractually determined customer index benchmarks compared to actual fuel prices paid at the pump.

Demand for vehicle transport in our Transport and Logistics segments can be affected by inclement weather, particularly during the winter months, when such weather tends to slow the delivery of vehicles. First quarter revenues can be negatively impacted by weather conditions, which not only decrease vehicle delivery volumes, but also decrease driver productivity. We experienced a comparable number of terminal shut-down days associated with severe weather conditions during the first quarter of 2016 as compared to the same period of 2015. A terminal shut-down day is defined as one eight-hour Monday through Friday operating day for a single terminal.

OPERATING RESULTS

Financial Overview

During the first three months of 2016, revenues increased by 11.3% as compared to the first three months of 2015 primarily as a result of (i) periodic increases in contractual customer rates effected during the first quarter of 2016 and the continuing impact of contractual amendments effected in the third quarter of 2015 with certain customers, which include changes in pricing and payment terms and certain operational improvements, (ii) a 6.5% increase in the volume of vehicles delivered and a 13.7% increase in miles driven in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to a decline in OEM plant closures, and (iii) a 76.2% increase in the Logistics segment revenues due to increased revenues from the Company’s brokerage operations, inspection and title services, and international export shipping operations of cars, trucks and construction equipment during the first quarter of 2016, mainly due to higher used-vehicle brokerage volumes, increased rates on inspection and title storage services, and increased shipments at AES. The increased revenues were partially offset by decreased fuel surcharges due to the overall reduction in average fuel prices throughout the U.S.

In the fourth quarter of 2015, management made the determination to close two Canadian terminals due to continued losses attributable to those locations. The closure of the terminals is expected to occur during the second quarter of 2016.

Our reported financial condition and results of operations have been converted to U.S. dollars for subsidiaries that have functional currencies of the Canadian dollar and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. When we refer to changes in foreign currency exchange rates, we are referring to the differences between the foreign currency exchange rates we use to translate our international operations’ results from local currencies into U.S. dollars for reporting purposes. The impacts of foreign currency exchange rate fluctuations are calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We use this method for all countries where the functional currency is not the U.S. dollar.

The following tables provide an overview based on selected unaudited condensed consolidated financial information of the Company, and a reconciliation of net loss to EBITDA and Adjusted EBITDA (non-GAAP financial measures, which are defined in footnote (a) below) and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included herein:

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating Revenues, Less Fuel Surcharge	$171,117	$147,273
Fuel Surcharge	4,654	10,610
Operating Revenues	175,771	157,883
Operating income (loss)	1,374	(11,552)
Net Loss	(7,613)	(24,845)

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation of Net Loss to EBITDA
Net loss	$(7,613)	$(24,845)
Provision for income taxes	255	268
Interest expense, net	11,538	9,865
Depreciation and amortization	12,904	12,696
EBITDA (a)	$17,084	$(2,016)
Adjusted EBITDA Calculation
EBITDA (a)	$17,084	$(2,016)
Plus:
Other, net (b)	(2,806)	3,160
Legacy workers’ compensation benefit (c)	—	(309)
Loss on disposal of property and equipment	659	612
Professional fees (d)	58	318
Stock based compensation(e)	210	281
Severance and employment agreement charges (f)	628	146
Adjusted EBITDA (a)	$15,833	$2,192

(a)   EBITDA, a non-GAAP financial measure, represents income (loss) from continuing operations plus provision (benefit) for income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA, as used herein, is defined as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and/or are non-cash items such as: adjustments for legacy workers’ compensation charge (benefit) related to programs in-place prior to our current ownership; severance and employment agreement charges; professional fees associated with acquisitions, potential acquisitions and other non-operating-related transactions; stock based compensation; and other, net, primarily comprised of non-cash impact of foreign currency changes on certain intercompany notes that are other than long-term in nature. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. We present EBITDA and Adjusted EBITDA because we consider these to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors, lenders and other interested parties in the evaluation of companies in our industries with similar capital structures. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to that of other similarly titled measures reported by other companies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.

EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net loss, as determined under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are they do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; they do not reflect changes in, or cash requirements for, our working capital needs; they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Additionally, Adjusted EBITDA excludes (1) non-cash stock based compensation expenses which are and will remain a key element of our overall long-term compensation packages and (2) certain costs related to multiemployer pension plan partial withdrawals, which we expect are reasonably likely to occur in future periods.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes.

(b)     Primarily represents foreign currency transaction (gains) losses on intercompany loans denominated in currencies other than the reporting currency.

(c)      The benefit taken for legacy workers’ compensation claims relate to claims from the period January 1, 2008 through July 26, 2009, most of which were incurred prior to the acquisition of Jack Cooper by its current ownership group. These benefits are included in compensation and benefits on the condensed consolidated statements of comprehensive loss.

(d)     Charges for third-party legal, consulting and accounting expenses related to potential transactions and consummated acquisitions, and related diligence, which are included in selling, general, and administrative expenses in the condensed consolidated statements of comprehensive loss.

(e)      Represents the compensation expense for stock options granted during 2013, 2014 and 2015. The fair value of the options was determined using the Black-Scholes model. The expense is included in selling, general and administrative expenses on the condensed consolidated statements of comprehensive loss.

(f)       Represents costs under severance agreements and in accordance with labor agreements associated with the closure of two terminal locations and the elimination of certain corporate overhead roles for the three months ended March 31, 2016 and the significant scaling back of operations at of one terminal location for the three months ended March 31, 2015.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operating Revenues. Total operating revenues increased by $17.9 million to $175.8 million for the three months ended March 31, 2016 from $157.9 million for the same period in 2015, an increase of 11.3%. The increase in operating revenues resulted from a $16.1 million increase in the Transport segment’s revenues and a $7.7 million increase in the Logistics segment’s revenues, partially offset by a $5.9 million decrease in fuel surcharges in the Transport segment. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The increase of $16.1 million, or 11.7%, in the Transport segment’s revenues was primarily a result of periodic increases in contractual customer rates with certain customers during the first quarter of 2016 and the continuing impact of contractual amendments made in the third quarter of 2015. Further contributing to the increase in revenues were decreases in OEM plant closures, which contributed to a 6.5% increase in volume of vehicles delivered and a 13.7% increase in miles driven in the first quarter of 2016 as compared to the first quarter of 2015.

The Logistics segment revenues increased by $7.7 million, or 76.2%, primarily as a result of increased revenues from the Company’s brokerage operations, inspection and title services, and international export shipping operations of cars, trucks and construction equipment during the first quarter of 2016. The Logistics segment experienced improved demand for vehicle brokerage services as well as increased rates on inspection and title storage services in the first quarter of 2016 as compared to the first quarter of 2015. In addition, the increase in revenues from Auto Export Shipping, Inc. (“AES”), a subsidiary of the Company which provides the brokering of international shipment of cars, trucks and construction equipment from various ports in the U.S. to various international destinations on third-party ships, resulted from a larger volume of shipments at AES during the quarter ended March 31, 2016. Revenues from AES in the first quarter of 2015 were lower primarily due to service issues caused by the Nigerian port of call preferred by AES’s former ocean carrier. In March 2015, AES contracted with a new ocean carrier which services AES’s customers’ preferred ports of call within Nigeria, a major market for AES.

Fuel surcharges included in revenues for the three months ended March 31, 2016 and 2015 were $4.7 million and $10.6 million, or 3.0% and 7.7%, of the Transport segment’s revenues, respectively. Fuel surcharges decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to the overall decrease in average fuel prices throughout the U.S. as compared to the pre-determined customer index benchmarks. Average fuel prices throughout the U.S. were approximately $2.11 per gallon for the three months ended March 31, 2016 and $2.98 per gallon during the same period in 2015. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the first quarter of 2016 and the third quarter of 2015, with no corresponding changes in the customer-specific fuel surcharge rates.

Operating Expenses. Total operating expenses were $174.4 million and $169.4 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $5.0 million, or 3.0%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses.

The Logistics segment’s operating expenses increased by $5.3 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, partially offset by a $0.5 million decrease in operating expenses from the Transport segment. Operating expenses were further increased by a $0.2 million increase in corporate operating expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

The following table details the operating expense for the three months ended March 31, 2016 and 2015:

(in thousands)	2016	2015
Compensation and benefits	$90,691	$84,839
Fuel	12,818	16,847
Depreciation and amortization	12,904	12,696
Repairs and amortization	13,580	11,618
Other operating expenses	30,920	27,431
Selling, general and administrative	12,825	15,392
Loss on disposal of property and equipment	659	612
Total	$174,397	$169,435

Compensation and Benefits. Compensation and benefits includes wages and benefits for drivers, maintenance, and yard employees who are members of collective bargaining units, the majority of which are Teamsters. Benefit costs include health, welfare and pension contributions made to various multi-employer funds, costs for workers’ compensation insurance, and payroll taxes.

Compensation and benefits were $90.7 million and $84.8 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $5.9 million, or 7.0%. The increase in compensation and benefits was attributable to a $5.6 million increase from the Transport segment and a $0.3 million increase from the Logistics segment. The primary factors leading to the increase from the Transport segment were higher wages paid to drivers as a result of increased miles driven during the first quarter of 2016, as well as an increase in driver wages due to year-over-year contractual wage increases, and increased health, welfare and pension expenses.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $12.8 million and $16.8 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $4.0 million, or 23.8%. The decrease in gross fuel expense was due primarily to the overall decrease in average fuel prices throughout the U.S. for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, partially offset by the increase in miles driven as noted above.

Depreciation and Amortization. Depreciation and amortization expense was $12.9 million and $12.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $0.2 million, or 1.6%. The increase was attributable to a $0.5 million increase from the Transport segment, partially offset by a $0.3 million decrease from the Logistics segment, and related primarily to an increase in the average gross outstanding balance of Company depreciable assets from the same period in the prior year.

Repairs and Maintenance. Repairs and maintenance expense was $13.6 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $2.0 million, or 17.2%. The increase was entirely attributable to the Transport segment. The repairs and maintenance expense was higher in the first three months of 2016 as compared to 2015 due to increases in the amount of repairs associated with more miles driven during the first quarter of 2016.

Other Operating. Other operating expenses include rent expenses, license fees and taxes, vehicle insurance expenses, cargo claim loss expenses, general supplies, other miscellaneous expenses and brokerage fees paid for services performed on our behalf as part of our non-asset based logistics services, including payments for international shipments on third-party ships. Other operating expenses were $30.9 million and $27.4 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.5 million, or 12.8%. The increase was mainly due to the Logistics segment’s increases in brokerage fees paid on used vehicles of $2.2 million and an increase in brokerage fees paid on international shipments of $3.0 million, mainly due to higher used vehicle brokerage volumes and increased shipments at AES during the three months ended March 31, 2016. The increase in Logistics brokerage fees were partially offset by a $1.2 million decrease in the Transport segment’s vehicle rental expense due to fewer rigs being leased in the three month period ended March 31, 2016, as compared to the three month period ended March 31, 2015, as a result of the Company’s purchase during 2015 of 180 rigs previously operated under operating leases, in addition to an overall net decrease of $0.5 million in other general supplies and expenses.

Selling, General and Administrative Expenses. Expenses reported within selling, general and administrative expenses on the consolidated statements of comprehensive loss consist of administrative salaries, benefits and related payroll taxes, as well as professional services and other miscellaneous administrative expenses. Selling, general and administrative expenses were $12.8 million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $2.6 million, or 16.9%. The decrease was mainly attributable to a $2.7 million decrease in selling, general and administrative expenses from the Transport segment, offset by a $0.1 million increase from the Logistics segment. The decrease at the Transport segment was primarily due to a $3.2 million decrease in professional service costs associated with consulting agreements related to our operational improvement initiatives in 2015, partially offset by an increase in salary and benefit expenses associated with increased administrative personnel.

Operating Income (Loss). Operating income was $1.4 million for the three months ended March 31, 2016 compared to an operating loss of $11.6 million for the same period in 2015, an improvement of $13.0 million, or 112.1%. The improvement over the comparable period was primarily attributable to the increase in revenues as a result of increased contractual rates agreed with certain customers, increased volume of vehicle delivered and miles driven, and increased revenues from the Company’s brokerage operations, inspection and title services, and international export shipping operations, as well as decreased fuel and selling, general and administrative expenses, offset in part by increased compensation and benefit and other operating expenses.

Other Expense.  Other expense consists of interest expense, net and other expenses, net, the majority of which is attributable to foreign currency transaction losses. Interest expense, net was $11.5 million for the three months ended March 31, 2016 compared to $9.9 million for the same period in 2015, an increase of $1.6 million, or 16.2%. The increase in interest expense, net was a result of the interest rate paid on the outstanding Term Loan balance during the three months ended March 31, 2016, which was not outstanding during the same period in 2015. Other income was $2.8 million for the three months ended March 31, 2016 compared to other expense of $3.2 million for the three months ended March 31, 2015, an increase of $6.0 million. The increase was attributable to foreign currency transaction gains primarily associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the weakening of the U.S. dollar over the comparable period.

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2016 and 2015 was (3.5)% and (1.1)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. As of March 31, 2016 and December 31, 2015, we had $88.0 million and $85.4 million recorded for valuation allowances, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is primarily generated from operations and specific financing arrangements with lenders, customers and vendors. Our core cash requirements include operating expenses, capital expenditures for equipment, payments under borrowing arrangements and operating leases for equipment, deposits of cash collateral and payments to workers’ compensation, auto and general liability insurers, and withdrawal payments to multi-employer pension funds in which we participate. We project that cash generated by our operating activities and borrowings under our Credit Facility will be sufficient to satisfy our core cash needs over the next twelve months. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital, or engage in asset sales.  The availability of financing or equity capital will depend on our financial condition and results of operations as well as prevailing market conditions. There can be no assurance that we will be able to incur additional debt or refinance our existing debt as it becomes due or that we will receive additional equity capital.

Because the Credit Facility provides short term working capital needs as necessary, we have classified borrowings thereunder within short term liabilities on our consolidated balance sheets. As we repay the $58.4 million outstanding under the Credit Facility at March 31, 2016, we will incur new borrowings for working capital needs and expect to have an outstanding balance under the Credit Facility as of December 31, 2016.

On March 31, 2015, we entered into a senior secured term loan with an aggregate principal amount of $62.5 million, issued at a 4.0% discount. We used proceeds from the Term Loan to pay down our Credit Facility and for general business purposes. On December 23, 2015, the Company entered into an amendment to the Term Loan, which extended the maturity date of the Term Loan to October 18, 2018 and, effective January 2, 2016, increased the applicable interest rate on the Term Loan by 1.0% per annum.  In consideration for the amendment, the Company paid MSDC a fee of $0.6 million.

The following table is presented as a measure of components contributing to our liquidity and financial condition as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

	March 31,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$4,081	$2,571
Working capital deficit	(67,553)	(60,344)
Amounts available under Credit Facility	31,537	39,289
Long-term debt, including current maturities and Credit Facility	499,942	493,252
Stockholders’ deficit	(302,804)	(293,431)

	Three Months Ended March 31,
(in thousands)	2016	2015
Depreciation and amortization	$12,904	$12,696
Capital expenditures	6,184	5,627
Cash flows provided by (used in) operating activities	1,750	(493)
Cash flows used in investing activities	(6,177)	(5,555)
Cash flows provided by financing activities	5,816	3,380

Summary of Sources and Uses of Cash. Cash and cash equivalents increased $1.5 million to $4.1 million at March 31, 2016 from $2.6 million at December 31, 2015. Significant sources of cash during the three months ended March 31, 2016 included net borrowings of an additional $7.8 million under our Credit Facility, $2.0 million in working capital adjustments, and net loss exclusive of non-cash items of $4.1 million. Significant uses of cash included $6.2 million of capital expenditures, $2.0 million of principal payments on long-term debt and $4.4 million of changes in non-current assets and liabilities.

Capital Expenditures, Acquisitions and Other Investing Activities. Cash flows used in investing activities were $6.2 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, net cash used in investing activities consisted of $6.2 million of capital expenditures. For the three months ended March 31, 2015, net cash used in investing activities consisted of $5.6 million of capital expenditures, partially offset by $0.1 million from the proceeds from the sale of property and equipment. Capital expenditures during the three months ended March 31, 2016 and 2015 included $5.4 million and $2.2 million, respectively, for purchases of new carrier revenue equipment and improvements to existing carrier revenue equipment.

Financing Activities, Debt and Related Covenants. Cash flows provided by financing activities were $5.8 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, net cash provided by financing activities was primarily attributable to $7.8 million in additional net borrowings on the Credit Facility, partially offset by principal payments on long-term debt of $1.9 million. For the three months ended March 31, 2015, net cash provided by financing activities was primarily attributable to $4.1 million in additional net borrowings under the Credit Facility and $1.5 million in proceeds from an intercompany note, partially offset by principal payments on long-term debt of $2.2 million.

The change in the amount outstanding under the Credit Facility as of March 31, 2016, as compared to December 31, 2015, was the result of additional net borrowings of $7.8 million. The average outstanding Credit Facility balance during the three months ended March 31, 2016 was $60.5 million, which had a weighted average interest rate of approximately 3.10%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and increases in fuel prices.

Risk from Interest Rates. At March 31, 2016, we had outstanding long-term debt totaling $449.9 million (including bond premium and discount), $118.8 million of which is outstanding under the Term Loan and the Credit Facility and is subject to variable interest rates, subject, in the case of the Term Loan, to a minimum LIBOR rate of 3.0%. We utilize the Credit Facility borrowings to meet our working capital needs. Assuming the Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would result in a corresponding change to our annual interest expense of $0.2 million per year, considering the effect of the minimum LIBOR rate on the Term Loan.

Risk from Exchange Rates. Our recorded financial condition and results of operations are reported in multiple currencies, including the Canadian dollar and Mexican peso, and are then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the U.S. dollar against the Canadian dollar or Mexican peso will have a negative impact on our reported net sales and operating income while depreciation of the U.S. dollar against such currencies will have a positive effect on reported net sales and operating income. Additionally, foreign currency exchange rate fluctuations are presented within other, net in our consolidated statements of comprehensive loss related to intercompany loans denominated in U.S. dollars with foreign subsidiaries whose functional currencies include the Canadian dollar and Mexican peso.

Risk from commodity exposure. We have commodity exposure with respect to fuel used in Company-owned and leased rigs. Increases in fuel prices will raise our operating costs, even though historically we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. Average fuel prices throughout the U.S. were approximately $2.11 per gallon for the three months ended March 31, 2016 and $2.98 per gallon during the same period in 2015.  We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We have not used derivative financial instruments to hedge our fuel price exposure in the past.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 6 “Commitments and Contingencies” to the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our prospectus dated May 12, 2016.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK COOPER HOLDINGS CORP.
(Registrant)

Date: May 13, 2016	By	/s/ Michael Riggs
Michael Riggs, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By	/s/ Michael S. Testman
Michael S. Testman, Chief Financial Officer (Principal Financial and Accounting Officer)

ITEM 6.  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1

Agreement and Plan of Merger, by and among Jack Cooper Holdings Corp., Jack Cooper Enterprises, Inc. and JCHC Merger Sub, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1

Certificate of Incorporation of Jack Cooper Holdings Corp. dated November 24, 2010 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.2

Certificate of Amendment to Certificate of Incorporation of Jack Cooper Holdings Corp., dated December 7, 2010 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.3

Certificate of Elimination of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock of Jack Cooper Holdings Corp., dated May 9, 2014 (incorporated by reference to Exhibit 3.1.3 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.4

Certificate of Merger of JCHC Merger Sub, Inc. with and into Jack Cooper Holdings Corp., dated June 5, 2014 (incorporated by reference to Exhibit 3.1.4 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.2

Bylaws of Jack Cooper Holdings Corp. dated November 29, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1

Indenture as to 9.25% Senior Secured Notes due 2020 dated June 18, 2013 by and among the Company, the Guarantors listed therein and U.S. Bank National Association, as Trustee and collateral agent (including form of Global Note) (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1.1

First Supplemental Indenture by and among Jack Cooper Holdings Corp., the Guarantors listed therein and U.S. Bank National Association, as Trustee and Collateral Agent, dated December 27, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1.2

Second Supplemental Indenture by and among Jack Cooper Holdings Corp., the Guarantors named therein and U.S. Bank National Association, dated January 7, 2014 (incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2

Registration Rights Agreement dated June 18, 2013 (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2.1

Registration Rights Agreement by and among Jack Cooper Holdings Corp., Wells Fargo Securities, LLC and Barclays Capital Inc., dated November 7, 2013 (incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2.2

Joinder No. 1 dated December 13, 2013, to the Registration Rights Agreement dated June 18, 2013 by and among the Company, Wells Fargo Securities, LLC and Barclays Capital Inc. (incorporated by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.