Form 10-Q
period 2016-06-30
Jack Cooper Holdings Corp.
filed 2016-08-11
CIK 1655780

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

◻ Large accelerated filer	◻ Accelerated filer

☒ Non-accelerated filer (Do not check if a smaller reporting company)	◻ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

As of June 30, 2016, there were outstanding 100 shares of the Registrant’s common stock, all of which were issued to the Registrant’s parent company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating Revenues	$169,189	$198,293	$344,960	$356,176
Operating Expenses
Compensation and benefits	86,415	95,335	177,106	180,174
Fuel	13,270	19,069	26,088	35,916
Depreciation and amortization	12,547	12,826	25,451	25,522
Repairs and maintenance	12,373	14,055	25,953	25,673
Other operating	25,824	33,117	56,744	60,548
Selling, general and administrative expenses	11,072	14,008	23,897	29,400
Loss on disposal of property and equipment	769	689	1,428	1,301
Goodwill and intangible asset impairment	—	15,352	—	15,352
Total operating expenses	162,270	204,451	336,667	373,886
Operating Income (Loss)	6,919	(6,158)	8,293	(17,710)

Other Expense (Income)
Interest expense, net	10,948	11,494	22,486	21,359
Other, net	447	(749)	(2,359)	2,411
Total other expenses	11,395	10,745	20,127	23,770
Loss Before Income Taxes	(4,476)	(16,903)	(11,834)	(41,480)
Provision for Income Taxes	183	395	438	663
Net Loss	(4,659)	(17,298)	(12,272)	(42,143)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial pension gain (loss)	25	(26)	46	(3)
Foreign currency translation gain (loss)	—	(375)	(1,991)	649
Gain on marketable securities held-for-sale	—	15	—	—
Comprehensive Loss	$(4,634)	$(17,684)	$(14,217)	$(41,497)

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$2,943	$2,571
Accounts receivable, net of allowance	49,444	49,082
Prepaid expenses	18,752	20,475
Assets held for sale	231	1,947
Total current assets	71,370	74,075
Restricted cash	120	120
Property and equipment, net	125,176	139,110
Goodwill	32,152	32,248
Intangibles, net	27,440	28,604
Deposits and other assets	25,757	20,806
Deferred tax assets	101	6
Total assets	$282,116	$294,969

Liabilities and Stockholders' Deficit
Current Liabilities
Credit Facility	$64,034	$50,636
Current maturities of long-term debt	3,304	3,510
Accounts payable	27,351	34,470
Accrued wages and vacation payable	21,281	19,120
Other accrued liabilities	17,563	26,683
Total current liabilities	133,533	134,419
Other liabilities	4,924	3,509
Long-term debt, less current maturities	439,197	439,106
Pension liability	1,920	1,855
Deferred income taxes	9,769	9,511
Total liabilities	589,343	588,400
Stockholders' Deficit
Jack Cooper Holdings Corp. Deficit:
Common stock, $0.0001 par value; 1,000 shares authorized; 100 issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	17,846	17,425
Accumulated deficit	(325,410)	(313,138)
Accumulated other comprehensive income	337	2,282
Total stockholders' deficit	(307,227)	(293,431)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$282,116	$294,969

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015

Operating Activities
Net loss	$(12,272)	$(42,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,451	25,522
Deferred financing cost amortization	1,455	1,440
Loss on disposal of property and equipment	1,428	1,301
Deferred income taxes	163	239
Stock based compensation	421	494
Non-cash interest income	(194)	(202)
Unrealized foreign exchange losses (gains), net	(2,309)	2,563
Non-cash impact of goodwill and intangible asset impairment	—	15,352
Changes in assets and liabilities:
Trade and other receivables	(652)	(10,858)
Prepaid expenses	1,792	68
Accounts payable and accrued expenses	(14,237)	(2,081)
Other non-current assets	(5,115)	699
Other non-current liabilities	3,558	136
Net cash used in operating activities	(511)	(7,470)
Investing Activities
Proceeds from sale of property and equipment	1,790	406
Purchases of property and equipment	(10,756)	(12,361)
Net cash used in investing activities	(8,966)	(11,955)
Financing Activities
Borrowings under Credit Facility	87,066	87,795
Payments on Credit Facility	(73,668)	(123,422)
Principal payments on long-term debt and other liabilities	(3,210)	(4,561)
Deferred financing costs	(260)	(2,291)
Proceeds from issuance of Term Loan	—	60,000
Proceeds from issuance of intercompany note	—	1,500
Net cash provided by financing activities	9,928	19,021
Effect of exchange rate change on cash	(79)	(976)
Increase (Decrease) in Cash and Cash Equivalents	372	(1,380)
Cash and Cash Equivalents, Beginning of Period	2,571	7,100
Cash and Cash Equivalents, End of Period	$2,943	$5,720

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

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

Organization and Business Overview

The Company is a specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics company in North America. The Company provides premium asset-heavy and asset-light based solutions to the global new and previously owned vehicle markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers, fleet ownership companies, remarketers, dealers and auctions. The Company offers a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions, operating through a fleet of 2,186 active rigs and a network of 53 strategically located terminals across North America as of June 30, 2016. The Company believes its scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico, allow it to operate efficiently and deliver superior customer service, which the Company believes gives it a competitive advantage in maintaining and winning new business.

Revenue

The Company primarily earns revenues under multi-year or single-year contracts from the intrastate and interstate transportation of vehicles. Approximately 42%,  30%, and 11% of the Company’s revenues were from its three largest customers, General Motors Company, Ford Motor Company, and Toyota Motor Sales, USA, Inc., respectively, during the six months ended June 30, 2016, and 39%, 30%, and 14%, respectively, during the six months ended June 30, 2015. For the three months ended June 30, 2016, approximately 45%, 30% and 10%, and for the three months ended June 30, 2015 approximately 39%, 30% and 13% of the Company’s revenues were from General Motors Company, Ford Motor Company, and Toyota Motor Sales, USA, Inc., respectively. These customers also represented approximately 70% and 67% of accounts receivable at June 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts totaled $2.0 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively.

Goodwill and Intangible Assets

Goodwill and other indefinite-lived intangible assets not subject to amortization are evaluated annually as of November 30 for impairment, or more frequently if circumstances indicate that impairment may exist. In assessing indefinite-lived assets not subject to amortization, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived assets exceeds their carrying values. If the qualitative assessment is inconclusive, the Company performs Step 1 of a two-step process to compare the fair value of the indefinite-lived assets to their carrying values. If Step 1 indicates the fair value is less than the carrying value, the Company performs Step 2 of the assessment to determine the difference between the implied fair value of the indefinite-lived assets and the carrying amounts. In assessing goodwill for impairment, the Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than their carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then a two-step process is utilized to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed utilizing an income approach and market approach. The income approach develops an estimated fair value based on discounted cash flows, where the estimated fair value is calculated by discounting projected future cash flows. The market approach compares actual market transactions of businesses that are

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

similar to those of the Company's reporting units. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future pricing and costs, the weighted average cost of capital and discount rates, and future capital expenditure requirements. In addition, market multiples of publicly traded guideline companies are also considered. The Company considers the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consults with a third party valuation specialist to assist in determining the fair value.

Any one event or a combination of events such as a change in the business climate, a negative change in relationships with significant customers, and changes to strategic decisions, could require an interim assessment prior to the next required annual assessment. As a result of the negative changes in the business climate at Auto Export Shipping, Inc. (“AES”), a subsidiary of the Company within its Logistics segment, which provides the brokering of international shipments of cars, trucks and construction equipment from various ports in the U.S. to various international destinations by third-party ships, an interim assessment of the goodwill and intangibles assets at AES was performed during the second quarter of 2015. As a result of the assessment, the Company determined that the book values of goodwill and intangible assets at AES exceeded the fair values and recognized $14.2 million of goodwill impairment and $1.2 million of intangible asset impairment during the six months ended June 30, 2015. The decrease in fair value of the AES reporting unit and intangible assets was due to reduced rates of growth for sales, profits, and cash flows, and revised expectations for future performance that were below the Company’s previous projections, primarily as a result of increased price competition starting in the second quarter of 2015, and weak export demand of vehicles to Nigeria, a major market within which AES operates. No impairment was recorded for the six months ended June 30, 2016.

Foreign Currency

The Company’s financial condition and results of operations are recorded in multiple currencies, including the Canadian dollar and the Mexican peso, and the Company has an accounts receivable balance denominated in Nigerian naira. Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period. Translation adjustments are included in other comprehensive income (loss). Gains and losses on certain of the Company's intercompany loans are included in other, net in the condensed consolidated statements of comprehensive loss due to the intercompany loans not being considered long-term investment in nature.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to workers’ compensation insurance, pension withdrawal liabilities, allowance for doubtful accounts, the recoverability and useful lives of assets, litigation provisions and income taxes. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company does not expect the adoption of this guidance to have any significant impact on its financial position, results of operations or cash flows.

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which amends the current guidance to change the manner in which debt issuance costs are presented on an entity’s balance sheet. This new guidance requires the Company to present debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the debt liability, as opposed to the previous guidance that provides for presentation of the cost of issuing debt as a separate asset. ASU 2015-03 required retrospective application to all prior periods presented in the financial statements. This new guidance was effective for the Company in the first quarter of 2016. As a result of adopting this standard on January 1, 2016, deferred financing costs of $10.1 million as of December 31, 2015 previously reported within long-term assets, were reclassified to long-term debt in the consolidated balance sheets. As of June 30, 2016, $9.1 million of deferred financing costs were reported within long-term debt in the consolidated balance sheet.

In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the current consolidation guidance to change the manner in which a reporting entity assesses certain characteristics used to determine if an entity is a variable interest entity. This new guidance was effective for the Company in the first quarter of 2016, with early adoption permitted, including in any interim period. The Company adopted this guidance on January 1, 2016 and the adoption of this guidance did not have any impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The guidance will be applicable to the Company’s financial statements for fiscal year 2016, and for interim periods thereafter, and the Company expects to adopt this guidance in the fourth quarter of 2016. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

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

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 2: Property and equipment

Property and equipment, net were as follows for the periods presented below:

	June 30,	December 31,
(in thousands)	2016	2015
Land	$7,045	$7,045
Carrier revenue equipment	276,348	269,019
Buildings and equipment	38,297	37,559
Leasehold improvements	2,630	2,756
Construction in process	3,986	4,421
	328,306	320,800
Less accumulated depreciation	203,130	181,690
Property and equipment, net	$125,176	$139,110

The Company performs periodic reviews of the appropriateness of depreciable lives for each category of property and equipment, taking into consideration actual usage, physical wear and tear, and replacement history to determine the remaining life of the asset base. No changes to the remaining useful life of the asset base were made during the six months ended June 30, 2016.

The Company identified certain assets that meet the criteria for assets held for sale classification.  The Company had approximately $0.2 million and $1.9 million in assets held for sale as of June 30, 2016 and December 31, 2015, respectively, on its condensed consolidated balance sheets. These assets primarily consist of tractors and trailers that do not fit the Company’s fleet needs and as of December 31, 2015, real property at one location that the Company sold for $1.8 million during the quarter ended June 30, 2016. The Company plans to sell substantially all of the remaining assets during 2016 and, as such, the assets were measured at fair value less cost to sell.

Note 3: LINE OF CREDIT

The Company is party to an Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Capital Finance, LLC, as agent, dated June 18, 2016 (as amended, modified and supplemented, the “Credit Facility”), which provides a revolving line of credit of $100 million, with the amount available to borrow determined by a borrowing base calculation based on accounts receivable and vehicles owned less letters of credit and other offsets. The Credit Facility matures at the earlier of (i) June 18, 2018 or (ii) the date that is 90 days prior to the then extant maturity date of the Term Loan (as defined in Note 4, which is currently October 18, 2018). As of June 30, 2016 and December 31, 2015, there were $64.0 million and $50.6 million, respectively, in outstanding borrowings under the Credit Facility with a weighted average interest rate of 2.99%. As of June 30, 2016 and December 31, 2015, the Company had available borrowing capacity of $26.8 million and $39.3 million, respectively, without consideration of the maximum revolver threshold disclosed below. Borrowings under the Credit Facility are reflected within current liabilities on the consolidated balance sheets. Debt issuance costs associated with the Credit Facility of $0.8 million as of June 30, 2016, and $1.0 million as of December 31, 2015 are included within deposits and other assets on the condensed consolidated balance sheets.

All borrowings under the Credit Facility bear interest at the Base Rate plus the Base Rate Margin, or at the Company’s option, at the LIBOR Rate plus the LIBOR Rate Margin (in minimum amounts of $1 million, each such term as defined under the Credit Agreement).

The Credit Facility contains customary representations, warranties and covenants including, but not limited to, certain limitations on the Company’s and its subsidiaries’ ability to incur additional debt, guarantee other obligations, create or incur liens on assets, make investments or acquisitions, make certain dispositions of assets, make optional payments or modifications of certain debt instruments, pay dividends or other payments to the Company’s equity holders, engage in mergers or consolidations, sell assets, change the Company’s line of business and engage in transactions with affiliates. If availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount (as defined in the Credit Facility), the Company will be required to maintain a fixed charge coverage maintenance ratio of at least 1.10:1.00 for a

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

specified time. If excess availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the lender may automatically sweep funds from the Company’s cash accounts to pay down the revolver. At June 30, 2016 and December 31, 2015, the Company’s availability under the Credit Facility exceeded the specified threshold amounts and accordingly, the Company was not subject to the financial maintenance covenants in a financial covenant period.

During the six months ended June 30, 2016, borrowings under the Credit Facility ranged from $50.0 million to $79.0 million. As of June 30 and December 31, 2015, the Company had $0.3 million and $3.8 million, respectively, in letters of credit outstanding under the Credit Facility. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2016 and December 31, 2015.

Note 4: Long-Term Debt

2020 Notes

As of June 30, 2016, the Company had outstanding $375 million principal amount of 9.25% Senior Secured Notes due 2020 (the “2020 Notes”), issued pursuant to an indenture dated June 18, 2013. The outstanding principal balance of the 2020 Notes recorded within long-term debt on the condensed consolidated balance sheets is net of unamortized premium and debt financing costs totaling $2.5 million as of June 30, 2016 and $2.7 million as of December 31, 2015.

Interest on the 2020 Notes, accruing at a rate of 9.25% as of June 30, 2016, is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The indenture governing the 2020 Notes contains certain covenants, including covenants, which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company or the guarantors. The Company was in compliance with all applicable covenants under the indenture governing the 2020 Notes as of June 30, 2016 and December 31, 2015.

In connection with the issuance of the 2020 Notes, the Company entered into registration rights agreements requiring the Company to exchange the 2020 Notes for notes registered under the Securities Act within 365 days of the initial issuance on June 18, 2013 (the “Exchange Notes”), or pay additional interest of 0.25% per annum for each 90-day period thereafter until completion of the exchange, not to exceed 1.0% of additional interest per annum. On June 13, 2016, we completed the offer to exchange the Exchange Notes for the outstanding 2020 Notes and all $375 million in aggregate principal amount of the 2020 Notes were validly tendered in exchange of an equal amount of Exchange Notes. As a result of the completion of the exchange offer, the Company recognized in the three months ended June 30, 2016 a reversal of $0.6 million interest expense for registration rights interest that was accrued as of December 31, 2015. Any references in this quarterly report on Form 10-Q to the 2020 Notes for periods following June 13, 2016 shall be deemed to mean the registered Exchange Notes.

Term Loan

On March 31, 2015, the Company entered into a senior secured term loan facility (as amended, the “Term Loan”) in the principal amount of $62.5 million issued at a 4.0% discount with MSDC JC Investments, LLC (“MSDC”), as agent and lender. MSDC is an affiliate of MSD Credit Opportunity Fund, L.P., a Class B stockholder of Jack Cooper Enterprises, Inc., which is the parent company of JCHC. The outstanding principal balance recorded within long-term debt on the condensed consolidated balance sheets is net of the unamortized discount and deferred financing costs totaling $3.3 million as of June 30, 2016, and $3.9 million as of December 31, 2015. The proceeds from the Term Loan were used to pay down outstanding borrowings on the Credit Facility and for general corporate purposes.

Interest on the Term Loan accrues at LIBOR plus 7.0% (10.0% at June 30, 2016), subject to a LIBOR floor of 3.0% per annum. The Term Loan matures on October 18, 2018. The Term Loan also imposes an availability block under the Credit Facility of $6.25 million so long as any indebtedness is outstanding under the Term Loan (or MSDC has any commitment to extend credit resulting in incurrence of such indebtedness). The Term Loan is guaranteed by certain domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the outstanding equity of the Company’s first-tier foreign subsidiaries. MSDC’s

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

liens have first priority status on the ABL Collateral (as defined in the indenture governing the 2020 Notes) and second priority status on the Notes Collateral (as defined in the indenture governing the 2020 Notes) to the same extent as the liens of the lenders under the Credit Facility in such assets (as contemplated by the Intercreditor Agreement (as defined in the indenture governing the 2020 Notes)), but are junior to the liens of the lenders under the Credit Facility.

NOTE 5: INCOME TAXES

For the six months ended June 30, 2016 and 2015, the Company determined the interim tax expense using an effective tax rate by jurisdiction which was calculated using an estimate of annual earnings and annual tax. The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was (3.7)% and (1.1)%, respectively. The Company’s effective tax rate for the three months ended June 30, 2016 and 2015 was (4.1)% and (2.3)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any significant changes in unrecognized income tax benefits since December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had $90.4 million and $85.4 million, respectively, recorded for valuation allowances.

Note 6: Commitments and ContingencieS

Letters of Credit

At June 30, 2016, the Company had $0.3 million in outstanding letters of credit to be used as collateral for certain insurance bonds. At December 31, 2015, the Company had $3.8 million in outstanding letters of credit used as collateral for certain insurance bonds and for the Company’s obligation to fund losses under various retrospectively‑rated and large deductible insurance programs.

Litigation

As previously reported, the Company was in a dispute with American Zurich Insurance Company and Zurich Services Corporation (collectively referred to herein as “Zurich”) regarding the handling of workers’ compensation claims for the policy period January 1, 2008 through July 26, 2009. In April 2016, the Company and Zurich executed a full settlement agreement with releases and other terms agreeable to both parties. The Company had total reserves of $4.1 million at December 31, 2015, net of liabilities for which corresponding assets were recorded related to insurance recoveries for claims in excess of per claim maximum exposures. During the three months ended June 30, 2016, the Company fully satisfied its obligations to Zurich under the settlement agreement.

On April 27, 2016, we filed a lawsuit against Applied Underwriters, Inc. and certain of its affiliates, collectively referred to herein as the Applied Defendants, in California State Court. We have alleged the following three claims in the lawsuit: (1) declaratory relief and rescission; (2) tortious breach of the implied covenant of good faith and fair dealing; and (3) fraud and misrepresentation. In connection with these claims, we have demanded compensatory damages, rescission, punitive damages, and/or attorney’s fees. The claims are related to the Applied Defendants’ sale and management of our workers’ compensation program, and specifically the Reinsurance Participation Agreements that the Applied Defendants sold to us starting in 2009. On May 24, 2016, the Applied Defendants submitted a demand for arbitration alleging that the Company has failed to pay certain money owed to them. On July 26, 2016, the California State Court denied the Applied Defendants’ motion to compel arbitration. We have concluded that a loss related to the Applied Defendants’ arbitration demand is not reasonably possible.

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

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Other Commitments

In March 2016, the Company received a $0.3 million assessment in connection with triggering a full withdrawal from the Western Conference of Teamsters Pension Trust (the “Western Conference Trust”), which the Company had fully accrued as of December 31, 2015. The Company had estimated and recorded liabilities in the amount of $1.9 million as of June 30, 2016 and $4.4 million as of December 31, 2015 for all Western Conference Trust partial withdrawal liabilities as a result of declines in its contributions to the fund during the periods between 2011 and 2014 and the full withdrawal in 2015.

During the three months ended June 30, 2016, the Company estimated it had triggered a full withdrawal liability from the Teamsters of Philadelphia and Vicinity Pension Plan (the “Philadelphia Plan”) due to the closure of one of the Company’s terminals during the second quarter of 2016. The Company recorded a $2.9 million estimate, net of previously recorded estimated partial withdrawal liabilities, for the full withdrawal liability during the three months ended June 30, 2016. The Company recorded total estimated liabilities of $5.8 million as of June 30, 2016 and $3.3 million as of December 31, 2015 for all withdrawal liabilities from the Philadelphia Plan as a result of declines in its contributions to the fund during the periods since 2009 and the full withdrawal during 2016.

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

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents, accounts receivable and payables approximate fair value due to their liquid and short term nature. The estimated fair value of the 2020 Notes outstanding at June 30, 2016 and December 31, 2015 was approximately $378.3 million and $370.6 million, respectively. The estimated fair value of the remaining outstanding debt (including the unsecured debt and outstanding balance on the Credit Facility and Term Loan) was approximately $151.5 million and $142.2 million at June 30, 2016 and December 31, 2015, respectively. The fair value was estimated by comparing interest rates to debt with similar terms and maturities, which represents a Level 2 input in the fair value hierarchy.

NOTE 8: GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company had total goodwill of $32.2 million as of June 30, 2016 and December 31, 2015, and net intangible assets of $27.4 million and $28.6 million as of June 30, 2016 and December 31, 2015, respectively.

The tables below present the change in carrying values by segment:

	Indefinite-Lived		Definite-Lived
Transport Segment		Customer	Customer	Non-Compete	Total
(in thousands)	Goodwill	Relationships	Relationships	Agreement	Intangibles
Balance at December 31, 2015	$25,144	$20,356	$5,544	$60	$25,960
Amortization	—	—	(667)	(60)	(727)
Balance at June 30, 2016	$25,144	$20,356	$4,877	$—	$25,233

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Indefinite-Lived	Definite-Lived
Logistics Segment		Customer		Total
(in thousands)	Goodwill	Relationships	Trade Names	Intangibles
Balance at December 31, 2015	$7,104	$1,387	$1,257	$2,644
Amortization	—	(310)	(30)	(340)
Currency translation adjustment	(96)	(59)	(38)	(97)
Balance at June 30, 2016	$7,008	$1,018	$1,189	$2,207

Note 9: Related Party Transactions

The Company paid EVE Partners, LLC, an affiliate of one of the Company’s directors, less than $0.1 million during the three and six months ended June 30, 2016 and 2015, for financial advisory services and related travel expenses. The arrangement with Eve Partners was terminated in February 2016.

The Company paid EVE Merchant Holdings, LLC, an affiliate of one of the Company’s directors, less than $0.1 million during the three and six months ended June 30, 2016 and 2015, as a non-exclusive advisor in connection with certain operations of the Company.

Note 10: Segment Reporting

The Company had two reportable segments at June 30, 2016 and 2015: the Transport segment and the Logistics segment.

Transport Segment.  The Transport segment provides automotive transportation services to OEMs of finished vehicles in the U.S. and Canada. Specific services include (i) transportation of new vehicles from OEM manufacturing plants, vehicle distribution centers and seaports and railheads to new vehicle dealerships or other intermediate destinations, in connection with which the Company also collects fuel surcharges and (ii) yard management services, including railcar loading and gate releasing services at OEM assembly centers. The consolidated entities that comprise the Transport segment are: Jack Cooper Transport Company, Inc. and its wholly-owned subsidiaries, and Jack Cooper Transport Canada, Inc. and its wholly-owned subsidiaries.

Logistics Segment.  The Logistics segment engages in the global asset-light automotive supply chain for new and used finished vehicles, including the brokering of transportation of used vehicles and vehicles sold through automotive auction processes in the growing remarketed vehicle sector, in which our customers are typically OEM remarketing departments, automotive auction companies and logistics brokers; brokering of the international shipment of cars and trucks from various ports in the U.S. to various international destinations; vehicle inspection and title storage services for pre-owned and off-lease vehicles; and supply chain management services as well as rail and yard management and port processing. Other items shipped include heavy construction equipment, farm equipment and commercial trucking vehicles. The consolidated entities that comprise the Logistics segment are: Jack Cooper Logistics, LLC and AES, and their wholly-owned subsidiaries, including, Axis Logistics Services, Inc., Jack Cooper CT Services, Inc., Jack Cooper Rail & Shuttle, Inc. and five Mexican operating companies.

The following table sets forth the specific financial information about each segment as reviewed by the Company’s management as of and for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Three months ended June 30, 2016
Sales to external customers	$153,105	$16,084	$169,189	$—	$169,189
Operating income (loss)	6,450	869	7,319	(400)	6,919
Capital expenditures	4,151	398	4,549	23	4,572

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Six months ended June 30, 2016
Sales to external customers	$311,043	$33,917	$344,960	$—	$344,960
Operating income (loss)	6,854	2,305	9,159	(866)	8,293
Capital expenditures	10,246	486	10,732	24	10,756

Total assets as of June 30, 2016	$257,023	$21,861	$278,884	$3,232	$282,116

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Three months ended June 30, 2015
Sales to external customers	$181,379	$16,914	$198,293	$—	$198,293
Operating income (loss)	9,216	(15,119)	(5,903)	(255)	(6,158)
Capital expenditures	6,652	84	6,736	3	6,739

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Six months ended June 30, 2015
Sales to external customers	$329,206	$26,970	$356,176	$—	$356,176
Operating loss	(976)	(16,152)	(17,128)	(582)	(17,710)
Capital expenditures	11,965	381	12,346	15	12,361

Total assets as of June 30, 2015	$285,179	$24,176	$309,355	$3,267	$312,622

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each segment including allocation of general corporate management oversight costs.

NOTE 11: CONDENSED CONSOLIDATING SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The following tables present condensed consolidating financial statements under the equity method of (a) the parent company, Jack Cooper Holdings Corp., as issuer of the 2020 Notes; (b) the subsidiary guarantors of the 2020 Notes; and (c) the subsidiaries that are not guarantors of the 2020 Notes. Separate financial statements of the subsidiary guarantors are not presented because the Company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the consolidated financial statements:

	Six Months Ended June 30, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Income (Loss):	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$326,747	$26,188	$(7,975)	$344,960
Operating Expenses
Compensation and benefits	—	164,682	12,424	—	177,106
Fuel	—	23,389	2,699	—	26,088
Depreciation and amortization	120	22,342	2,989	—	25,451
Repairs and maintenance	—	23,015	2,938	—	25,953
Other operating	—	56,027	7,727	(7,010)	56,744
Selling, general and administrative expenses	745	22,281	1,836	(965)	23,897
Loss on disposal of property and equipment	—	926	502	—	1,428
Total operating expenses	865	312,662	31,115	(7,975)	336,667
Operating Income (Loss)	(865)	14,085	(4,927)	—	8,293

Other Expense (Income)
Interest expense (income), net	22,530	(247)	203	—	22,486
Other, net	—	255	(2,614)	—	(2,359)
Equity in loss (income) of consolidated subsidiaries	(11,123)	2,448	—	8,675	—
Income (Loss) Before Income Taxes	(12,272)	11,629	(2,516)	(8,675)	(11,834)
Provision for Income Taxes	—	506	(68)	—	438
Net Income (Loss)	(12,272)	11,123	(2,448)	(8,675)	(12,272)
Equity in other comprehensive loss of consolidated subsidiaries	(1,945)	(1,990)	—	3,935	—
Other comprehensive income (loss), net of tax	—	45	(1,990)	—	(1,945)
Comprehensive Income (Loss)	$(14,217)	$9,178	$(4,438)	$(4,740)	$(14,217)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Loss:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$324,760	$39,778	$(8,362)	$356,176
Operating Expenses
Compensation and benefits	—	162,214	17,960	—	180,174
Fuel	—	31,069	4,847	—	35,916
Depreciation and amortization	117	22,085	3,320	—	25,522
Repairs and maintenance	—	21,784	3,889	—	25,673
Other operating	—	57,691	9,471	(6,614)	60,548
Selling, general and administrative expenses	465	27,876	2,785	(1,726)	29,400
Loss on disposal of property and equipment	—	1,072	229	—	1,301
Goodwill and intangible asset impairment	—	15,352	—	—	15,352
Total operating expenses	582	339,143	42,501	(8,340)	373,886
Operating Loss	(582)	(14,383)	(2,723)	(22)	(17,710)

Other Expense (Income)
Interest expense (income), net	21,392	(241)	208	—	21,359
Other, net	—	(99)	2,532	(22)	2,411
Equity in loss of consolidated subsidiaries	20,169	5,649	—	(25,818)	—
Loss Before Income Taxes	(42,143)	(19,692)	(5,463)	25,818	(41,480)
Provision for Income Taxes	—	477	186	—	663
Net Loss	(42,143)	(20,169)	(5,649)	25,818	(42,143)
Equity in other comprehensive income of consolidated subsidiaries	646	649	—	(1,295)	—
Other comprehensive income (loss), net of tax	—	(3)	649	—	646
Comprehensive Loss	$(41,497)	$(19,523)	$(5,000)	$24,523	$(41,497)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	As of June 30, 2016
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$(227)	$3,170	$—	$2,943
Accounts receivable, net of allowance	—	46,851	2,934	(341)	49,444
Prepaid expenses	226	17,670	856	—	18,752
Assets held for sale	—	175	56	—	231
Total current assets	226	64,469	7,016	(341)	71,370
Restricted cash	—	120	—	—	120
Investment in affiliates	(32,142)	(14,936)	—	47,078	—
Property and equipment, net	3,004	113,367	8,805	—	125,176
Goodwill	—	30,980	1,172	—	32,152
Intangibles, net	—	26,765	675	—	27,440
Deposits and other assets	762	24,546	449	—	25,757
Deferred tax asset	—	—	101	—	101
Intercompany receivables	223,247	80,991	—	(304,238)	—
Total assets	$195,097	$326,302	$18,218	$(257,501)	$282,116

Liabilities and Stockholders' Equity
Current Liabilities
Credit Facility	$64,034	$—	$—	$—	$64,034
Current maturities of long-term debt	55	3,249	—	—	3,304
Accounts payable	3	26,103	1,657	(412)	27,351
Accrued wages and vacation payable	—	17,802	3,479	—	21,281
Other accrued liabilities	4,781	11,045	1,737	—	17,563
Total current liabilities	68,873	58,199	6,873	(412)	133,533
Other liabilities	—	4,141	783	—	4,924
Long-term debt, less current maturities	433,451	5,746	—	—	439,197
Pension liability	—	1,920	—	—	1,920
Deferred income taxes	—	9,769	—	—	9,769
Intercompany payables	—	278,669	25,498	(304,167)	—
Total liabilities	502,324	358,444	33,154	(304,579)	589,343
Stockholders' Deficit
Total stockholders' deficit	(307,227)	(32,142)	(14,936)	47,078	(307,227)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$195,097	$326,302	$18,218	$(257,501)	$282,116

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	As of December 31, 2015
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$2,789	$(218)	$2,571
Accounts receivable, net of allowance	—	45,619	3,929	(466)	49,082
Prepaid expenses	81	19,181	1,213	—	20,475
Assets held for sale	—	1,885	62	—	1,947
Total current assets	81	66,685	7,993	(684)	74,075
Restricted cash	—	120	—	—	120
Investment in affiliates	(46,869)	(16,043)	—	62,912	—
Property and equipment, net	3,100	123,669	12,341	—	139,110
Goodwill	—	30,980	1,268	—	32,248
Intangibles, net	—	27,764	840	—	28,604
Deposits and other assets	951	19,429	426	—	20,806
Deferred tax assets	—	—	6	—	6
Intercompany receivables	240,042	68,800	—	(308,842)	—
Total assets	$197,305	$321,404	$22,874	$(246,614)	$294,969

Liabilities and Stockholders' Equity
Current Liabilities
Credit Facility	$50,636	$—	$—	$—	$50,636
Current maturities of long-term debt	53	3,457	—	—	3,510
Accounts payable	5	33,358	1,729	(622)	34,470
Accrued wages and vacation payable	—	16,118	3,002	—	19,120
Other accrued liabilities	7,383	16,957	2,343	—	26,683
Total current liabilities	58,077	69,890	7,074	(622)	134,419
Other liabilities	—	3,106	403	—	3,509
Long-term debt, less current maturities	432,659	6,447	—	—	439,106
Pension liability	—	1,855	—	—	1,855
Deferred income taxes	—	9,511	—	—	9,511
Intercompany payables	—	277,464	31,440	(308,904)	—
Total liabilities	490,736	368,273	38,917	(309,526)	588,400
Stockholders' Deficit
Total stockholders' deficit	(293,431)	(46,869)	(16,043)	62,912	(293,431)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$197,305	$321,404	$22,874	$(246,614)	$294,969

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(13,088)	$9,132	$3,227	$218	$(511)
Investing Activities
Proceeds from sale of property and equipment	—	1,704	86	—	1,790
Purchases of property and equipment	(24)	(10,850)	118	—	(10,756)
Intercompany receivables	—	—	(2,971)	2,971	—
Net cash used in investing activities	(24)	(9,146)	(2,767)	2,971	(8,966)
Financing Activities
Borrowings under Credit Facility	87,066	—	—	—	87,066
Payments on revolving Credit Facility	(73,668)	—	—	—	(73,668)
Principal payments on long-term debt and other liabilities	(26)	(3,184)	—	—	(3,210)
Deferred financing costs	(260)	—	—	—	(260)
Intercompany payables	—	2,971	—	(2,971)	—
Net cash provided by (used in) financing activities	13,112	(213)	—	(2,971)	9,928
Effect of exchange rates on cash	—	—	(79)	—	(79)
Increase (Decrease) in Cash and Cash Equivalents	—	(227)	381	218	372
Cash and Cash Equivalents, Beginning of Period	—	—	2,789	(218)	2,571
Cash and Cash Equivalents, End of Period	$—	$(227)	$3,170	$—	$2,943

	Six Months Ended June 30, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(23,567)	$9,591	$4,792	$1,714	$(7,470)
Investing Activities
Proceeds from sale of property and equipment	—	223	183	—	406
Purchases of property and equipment	(15)	(11,624)	(722)	—	(12,361)
Intercompany receivables	—	—	(8,263)	8,263	—
Net cash used in investing activities	(15)	(11,401)	(8,802)	8,263	(11,955)
Financing Activities
Borrowings under Credit Facility	87,795	—	—	—	87,795
Payments on revolving Credit Facility	(123,422)	—	—	—	(123,422)
Principal payments on long-term debt and other liabilities	—	(4,561)	—	—	(4,561)
Deferred financing costs	(2,291)	—	—	—	(2,291)
Proceeds from issuance of Term Loan	60,000	—	—	—	60,000
Proceeds from issuance of intercompany note	1,500	—	—	—	1,500
Intercompany payables	—	8,263	—	(8,263)	—
Net cash provided by financing activities	23,582	3,702	—	(8,263)	19,021
Effect of exchange rates on cash	—	—	(976)	—	(976)
Increase (Decrease) in Cash and Cash Equivalents	—	1,892	(4,986)	1,714	(1,380)
Cash and Cash Equivalents, Beginning of Period	—	—	8,814	(1,714)	7,100
Cash and Cash Equivalents, End of Period	$—	$1,892	$3,828	$—	$5,720

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, of Jack Cooper Holdings Corp. and subsidiaries (collectively “we,” “us,” “our,” “JCHC,” or the “Company”) included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Registration Statement and the prospectus contained therein. Results of operations for the six month period ended June 30, 2016 are not necessarily indicative of results to be attained for any other period.

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

EXECUTIVE SUMMARY

We are a growth-oriented, specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics, or FVL, company in North America. Through our Transport and Logistics segments, we provide premium asset-heavy and asset-light solutions to the global new and previously owned vehicle markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers (“OEMs”) and for fleet ownership companies, remarketers, dealers and auctions. We offer a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions through a fleet of 2,186 active rigs and a network of 53 strategically located terminals across North America as of June 30, 2016. We believe our scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico allow us to operate efficiently and deliver superior customer service, which we believe gives us a competitive advantage in maintaining and winning new business.

In addition to our asset-heavy transportation solutions, we provide our customers with a full range of complementary asset-light logistics and value-added services. Logistics services include freight brokering as well as international shipping services for cars, trucks and construction equipment through our non-vessel owning common carrier subsidiary, Auto Export Shipping, Inc. (“AES”). Value-added services include the installation of OEM order accessories, claims management, vehicle inspection, including a high definition photography application for vehicle inspections, and title and supply chain management services, as well as rail and yard management and port processing.

Most of the Company’s U.S. employees are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the “Teamsters”) and are covered by the National Master Automobile Transporters Agreement, and Supplements (collectively, the “Master Agreement”), which expired on August 31, 2015. The Teamsters, represented by the Teamsters National Automobile Transporters Industry Negotiating Committee (the “TNATINC”), and the Company, represented by the National Automobile Transports Labor Division (the “NATLD”), are continuing good faith negotiations to enter into a new agreement, and both parties have mutually agreed to keep all terms and provisions of the Master Agreement in effect until a new agreement is entered into. During July 2016, the TNATINC reached a tentative national carhaul agreement with the NATLD. The tentative agreement will be reviewed by leaders from the local unions and submitted for a vote to the Teamsters’ membership during the third quarter of 2016.

Operating Revenues

We primarily earn revenues from the intrastate and interstate transportation of vehicles. Most of the operating revenue and expenses of the Company are significantly concentrated among three major customers: General Motors Company, Ford Motor Company, and Toyota Motor Sales, USA, Inc. We generate a significant portion of our revenue by transporting automobiles and light vehicles for our customers. Generally, we are paid per vehicle transported, per mile. We also derive revenue from fuel surcharges, yard management services, including rail loading and unloading activities, brokering of transportation of previously-owned vehicles, brokering of international shipments of cars, trucks, and construction equipment from various ports in the U.S. to various international destinations by third-party ships, and inspection and titles storage services for previously-owned and off-lease vehicles.

The main factors that affect our revenue are the number of vehicles manufactured by our customers, the type of vehicle models and the distance between origin location and destination location, the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of rigs operating and changes in fuel prices. These factors relate to, among other things, the U.S. economy, inventory levels, the level of rig capacity in our markets, customer demand by location for each vehicle model, timing of OEM production, changeovers and recalls, and our average length of haul.

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

Demand for vehicle transport in our Transport and Logistics segments can be affected by inclement weather, particularly during the winter months, when such weather tends to slow the delivery of vehicles. Second quarter revenues can be negatively impacted by weather conditions, which not only decrease vehicle delivery volumes, but also decrease driver productivity. A terminal shut-down day is defined as one eight-hour Monday through Friday operating day for a single terminal.

OPERATING RESULTS

Financial Overview

During the first six months of 2016, operating revenues decreased by 3.1%, or $11.2 million, as compared to the first six months of 2015 primarily as a result (i) a 6.6% decrease in the volume of vehicles delivered mainly due to the closing of four of our terminals during the second quarter of 2016, two in Canada and two in the U.S., and an increase in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016, and (ii) a $12.8 million decrease in fuel surcharges received primarily due to the overall reduction in average diesel fuel prices throughout the U.S. The two main factors offsetting the decrease in revenues were the continuing impact of contractual increases in customer rates as well as a 25.6% increase in the Logistics segment’s operating revenues due to a higher volume in the Company’s brokerage operations, inspection and title services, and international export shipping operations of cars, trucks and construction equipment during the first six months of 2016.

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

The following tables provide an overview based on selected unaudited condensed consolidated financial information of the Company, and a reconciliation of net loss to EBITDA and Adjusted EBITDA (non-GAAP financial measures, which are defined in footnote (a) below), and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included herein:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating Revenues, Less Fuel Surcharge	$164,841	$187,125	$335,958	$334,397
Fuel Surcharge	4,348	11,168	9,002	21,779
Operating Revenues	169,189	198,293	344,960	356,176
Operating Income (Loss)	6,919	(6,158)	8,293	(17,710)
Net Loss	(4,659)	(17,298)	(12,272)	(42,143)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Net Loss to EBITDA
Net loss	$(4,659)	$(17,298)	$(12,272)	$(42,143)
Provision for income taxes	183	395	438	663
Interest expense, net	10,948	11,494	22,486	21,359
Depreciation and amortization	12,547	12,826	25,451	25,522
EBITDA (a)	$19,019	$7,417	$36,103	$5,401
Adjusted EBITDA Calculation
EBITDA (a)	$19,019	$7,417	$36,103	$5,401
Plus:
Other, net (b)	447	(749)	(2,359)	2,411
Legacy workers’ compensation charge (benefit) (c)	—	226	—	(83)
Loss on disposal of property and equipment	769	689	1,428	1,301
Professional fees (d)	16	106	74	424
Stock based compensation(e)	211	213	421	494
Severance and employment agreement charges (f)	104	33	732	179
Pension withdrawal liability (g)	2,863	237	2,863	237
Goodwill and intangible asset impairment (h)	—	15,352	—	15,352
Adjusted EBITDA (a)	$23,429	$23,524	$39,262	$25,716

(a)

EBITDA, a non-GAAP financial measure, represents income (loss) from continuing operations plus provision (benefit) for income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA, as used herein, is defined as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance or are non-cash items such as: adjustments for legacy workers’ compensation charge (benefit) related to programs in-place prior to our current ownership; severance and employment agreement charges; professional fees associated with potential transactions and consummated acquisitions; goodwill and intangible asset impairments, pension withdrawal liabilities; stock based compensation; and other, net, primarily comprised of non-cash impact of foreign currency changes on certain intercompany notes that are other than long-term in nature. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. We present EBITDA and Adjusted EBITDA because we consider these to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors, lenders and other interested parties in the evaluation of companies in our industries with similar capital structures. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to that of other similarly titled measures reported by other companies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.

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
(c)

Represents the charge (benefit) taken for legacy workers’ compensation claims relate to claims from the period January 1, 2008 through July 26, 2009, most of which were incurred prior to the acquisition of Jack Cooper by its current ownership group. Charges (benefits) are included in compensation and benefits on the condensed consolidated statements of comprehensive loss.

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

(f)

Represents costs under severance agreements and in accordance with labor agreements associated with the closure of four terminal locations and the elimination of certain corporate overhead roles for the six months ended June 30, 2016, and the significant scaling back of operations at one terminal location for the six months ended June 30, 2015.

(g)

Represents assessed and estimated partial and full multi‑employer defined benefit pension plan withdrawals. During the three months ended June 30, 2016, the Company estimated it had triggered a $2.1 million full withdrawal liability, net of previously recorded partial withdrawal liabilities, from the Teamsters of Philadelphia and Vicinity Pension Plan, or the Philadelphia Plan, due to the closure of one terminal during the second quarter of 2016. We previously estimated that we had triggered a partial pension withdrawal liability and had a liability recorded of $3.5 million as of December 31, 2014 due to declines in contributions to the Philadelphia Plan during the periods since 2009. On July 9, 2015, the Company received a notification from the Philadelphia Plan of a partial withdrawal liability of $3.7 million related to the portion of the declines in contributions to the fund during the periods since 2009, and as a result the Company recorded $0.2 million of additional liability during the second quarter of 2015.

(h)

During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES resulting in an impairment charge to goodwill of $14.1 million and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that were below the Company’s previous projections, largely as a result of increased price competition and weak export demand for vehicles to Nigeria, a major market within which AES operates.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Operating Revenues. Total operating revenues for the three months ended June 30, 2016 decreased by $29.1 million to $169.2 million from $198.3 million for the same period in 2015, a decrease of 14.7%. The decrease in operating revenues resulted from a $21.4 million decrease in the Transport segment’s revenues before fuel surcharges, a $6.9 million decrease in fuel surcharges, and a $0.8 million decrease in the Logistics segment’s revenues. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The decrease of $21.4 million, or 12.6%, in the Transport segment’s revenues was primarily a result of the closure of four of our terminals during the second quarter of 2016 as well as increases in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016, which collectively contributed to a 17.1% decrease in the volume of vehicles we delivered and a 11.1% decrease in miles driven during the second quarter of 2016 as compared to the second quarter of 2015. In the fourth quarter of 2015, management made the determination to close two Canadian terminals due to continued losses attributable to those locations. In the second quarter of 2016, management made the determination to close two U.S. terminals due to continued losses attributable to those locations. The closure of these four terminals occurred during the second quarter of 2016. The decrease in the Transport segment’s revenues was partially offset by the continuing impact of price increases pursuant to contractual amendments we entered into with certain customers in the third quarter of 2015.

The decrease of $0.8 million, or 4.7%, in the Logistics segment’s revenues was primarily due to a decrease in volume in the shipment of cars, trucks and construction equipment by AES during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, partially offset by an increase in the rates and volumes of the Company’s inspection services.

Fuel surcharges included in revenues for the three months ended June 30, 2016 and 2015 were $4.3 million and $11.2 million, or 2.9% and 6.6%, of the Transport segment’s revenues, respectively. Fuel surcharges decreased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to the overall decrease in average diesel fuel prices throughout the U.S. as compared to the pre-determined customer index benchmarks. Average diesel fuel prices throughout the U.S. were approximately $2.34 per gallon for the three months ended June 30, 2016 and $2.92 per gallon during the same period in 2015. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the first quarter of 2016 and the third quarter of 2015, with no corresponding changes in the customer-specific fuel surcharge rates.

Operating Expenses. Total operating expenses were $162.3 million and $204.5 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $42.2 million, or 20.6%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses. The Transport and Logistics segments’ operating expenses decreased by $25.5 million and $17.0 million, respectively, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

The following table details the operating expenses for the three months ended June 30, 2016 and 2015:

(in thousands)	2016	2015
Compensation and benefits	$86,415	$95,335
Fuel	13,270	19,069
Depreciation and amortization	12,547	12,826
Repairs and amortization	12,373	14,055
Other operating expenses	25,824	33,117
Selling, general and administrative	11,072	14,008
Loss on disposal of property and equipment	769	689
Goodwill and intangible asset impairment	—	15,352
Total	$162,270	$204,451

Compensation and Benefits. Compensation and benefits includes wages and benefits for drivers, maintenance and yard employees who are members of collective bargaining units, the majority of which are Teamsters. Benefit costs include health, welfare and pension contributions made to various multiemployer funds, costs for workers’ compensation insurance, and payroll taxes.

Compensation and benefits were $86.4 million and $95.3 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $8.9 million, or 9.3%. The decrease was attributable to a $9.0 million decrease from the Transport segment and a $0.1 million increase from the Logistics segment. The primary factors leading to the decrease in the Transport segment’s compensation and benefits were lower wages paid to drivers as a result of fewer miles driven during the three months ended June 30, 2016, partially offset by an increase in pension expenses associated with estimated withdrawal liabilities recorded during the three months ended June 30, 2016.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $13.3 million and $19.1 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $5.8 million, or 30.4%. The decrease in fuel expense was due primarily to the overall decrease in average diesel fuel prices throughout the U.S. for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, in addition to the decrease in miles driven as noted above.

Depreciation and Amortization. Depreciation and amortization expense was $12.5 million and $12.8 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.3 million, or 2.3%. The decrease was attributable to a $0.1 million and $0.2 million decrease from the Transport and Logistics segments, respectively, and is comparable to the same period in the prior year primarily due to similar average gross outstanding balances of depreciable assets in the comparable periods.

Repairs and Maintenance. Repairs and maintenance expense was $12.4 million and $14.1 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $1.7 million, or 12.1%. The expense was substantially attributable to the Transport segment and was lower during the second quarter of 2016 as compared to 2015 due to decreases in the amount of repairs required to Company rigs as a result of fewer miles driven during the second quarter of 2016.

Other Operating. Other operating expenses include rent expenses, license fees and taxes, vehicle insurance expenses, cargo claim loss expenses, general supplies, other miscellaneous expenses and brokerage fees paid for services performed on our behalf as part of our asset-light based logistics services, including payments for international shipments on third-party ships.

Other operating expenses were $25.8 million and $33.1 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $7.3 million, or 22.1%. The decrease was attributable to a $5.4 million decrease from the Transport segment and a $1.9 million decrease from the Logistics segment.

The decrease in the Transport segment’s other operating expenses was partially due to a $1.7 million decrease in insurance expenses primarily as a result of a decline in cargo damages and a decrease in auto liability insurance costs due to the deployment of fewer active rigs during the three months ended June 30, 2016, as well as a $1.1 million decrease in rental expenses primarily as a result of the Company’s purchase of 180 rigs during 2015 that were previously operated under operating leases. Further contributing to the Transport segment’s decrease in other operating expense was a reduction in other general supplies and expenses of $2.7 million, primarily as a result of fewer miles driven during the three months ended June 30, 2016.

The decrease in other operating expenses was also a result of the Logistics segment’s reduction in brokerage fees paid for the transportation of previously owned vehicles and international shipments in the amounts of $0.3 million and $1.4 million, respectively, primarily as a result of a reduction in previously owned vehicle brokerage volumes and fewer international shipments by AES during the three months ended June 30, 2016.

Selling, General and Administrative Expenses. Expenses reported within selling, general and administrative expenses on the consolidated statements of comprehensive loss consist of administrative salaries, benefits and related payroll taxes, as well as professional services and other miscellaneous administrative expenses. Selling, general and administrative expenses were $11.1 million and $14.0 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $2.9 million, or 20.7%. The decrease was mainly attributable to a $3.7 million decrease in selling, general and administrative expenses from the Transport segment, offset by a $0.5 million increase from the Logistics segment. The decrease at the Transport segment was primarily due to a $3.5 million decrease in professional service costs associated with consulting agreements related to our operational improvement initiatives in 2015.

Goodwill Impairment. During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES resulting in an impairment charge of $14.2 million of goodwill impairment and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that are below the Company’s previous projections, partially as a result of increased price competition and weak export demand for vehicles to Nigeria, a major market within which AES operates. The Company did not recognize any goodwill or intangible asset impairment for the three months end June 30, 2016.

Operating Income (Loss). Operating income was $6.9 million for the three months ended June 30, 2016 compared to an operating loss of $6.2 million for the same period in 2015, an improvement of $13.1 million, or 211.3%. The improvement over the comparable period was primarily attributable to the recognition of a goodwill impairment during the three months ended June 30, 2015 with no comparable charge occurring during the three months ended June 30, 2016, as well as the increase in revenues as a result of increased contractual rates agreed to with certain customers. Further attributing to the improvement in operating income was a decrease in compensation and benefits, fuel, other operating expenses, and selling, general and administrative expenses, as described above. The increase in operating income was offset by the decreased volume of vehicles delivered and miles driven, as well as lower revenues from the Company’s international export shipping operations within its Logistics segment, during the three months ended June 30, 2016.

Other Expense (Income).  Other expense (income) consists of interest expense, net and other income (expenses), net, the majority of which is attributable to foreign currency transaction gains and losses.

Interest expense, net was $10.9 million for the three months ended June 30, 2016 compared to $11.5 million for the same period in 2015, a decrease of $0.6 million, or 5.2%. The decrease in interest expense, net was due to the reduction to 9.25% in the interest rate applicable to the outstanding 2020 Notes balance during the three months ended June 30, 2016 as a result of the completion of the exchange offer on June 13, 2016.

Other expense for the three months ended June 30, 2016 was $0.4 million, compared to other income for the three months ended June 30, 2015 of $0.7 million, a decrease of $1.1 million. The decrease was attributable to foreign currency transaction losses primarily associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the strengthening of the U.S. dollar over the comparable period.

Provision for Income Taxes. Our effective tax rate for the three months ended June 30, 2016 and 2015 was (4.1)% and (2.3)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. As of June 30, 2016 and December 31, 2015, we had $90.4 million and $85.4 million recorded for valuation allowances, respectively.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Operating Revenues. Total operating revenues decreased by $11.2 million to $345.0 million for the six months ended June 30, 2016 from $356.2 million for the same period in 2015, a decrease of 3.1%. The decrease in operating revenues resulted from a $5.4 million decrease in the Transport segment’s revenues before fuel surcharges and a $12.8 million decrease in fuel surcharges, partially offset by a $6.9 million increase in the Logistics segment’s revenues. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The decrease of $5.4 million, or 1.8%, in the Transport segment’s operating revenues was primarily a result of the closure of four of the Company’s terminals during the second quarter of 2016 due to continued losses attributable to those locations as well as increases in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016, which collectively contributed to a 6.6% decrease in the volume of vehicles we delivered in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The Transport segment’s revenue decrease was partially offset by the continuing impact of price increases pursuant to contractual amendments we entered into with certain customers in the third quarter of 2015.

The Logistics segment’s operating revenues increased by $6.9 million, or 25.6%, for the six months ended June 30, 2016, primarily as a result of increased revenues from the Company’s international export shipping operations of cars, trucks and construction equipment during the first six months of 2016, as well as higher volumes on the Company’s inspection services and brokerage operations.

Fuel surcharges included in the Transport segment’s revenues for the six months ended June 30, 2016 and 2015 were $9.0 million and $21.8 million, or 3.0% and 7.1%, respectively. Fuel surcharges decreased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to the overall decrease in average diesel fuel prices throughout the U.S. as compared to the pre-determined customer index benchmarks. Average diesel fuel prices throughout the U.S. were approximately $2.23 per gallon for the six months ended June 30, 2016 and $2.95 per gallon during the same period in 2015. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the first quarter of 2016 and mid-contract price increases received in the third quarter of 2015, with no corresponding changes in the customer-specific fuel surcharge rates.

Operating Expenses. Total operating expenses were $336.7 million and $373.9 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $37.2 million, or 9.9%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses. The Transport and Logistics segments’ operating expenses decreased by $26.0 million and $11.5 million, respectively, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

The following table details the operating expenses for the six months ended June 30, 2016 and 2015:

(in thousands)	2016	2015
Compensation and benefits	$177,106	$180,174
Fuel	26,088	35,916
Depreciation and amortization	25,451	25,522
Repairs and amortization	25,953	25,673
Other operating expenses	56,744	60,548
Selling, general and administrative	23,897	29,400
Loss on disposal of property and equipment	1,428	1,301
Goodwill and intangible asset impairment	—	15,352
Total	$336,667	$373,886

Compensation and Benefits. Compensation and benefits were $177.1 million and $180.2 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $3.1 million, or 1.7%. The decrease in compensation and benefits was attributable to a $3.4 million decrease from the Transport segment, partially offset by a $0.3 million increase from the Logistics segment. The primary factors leading to the decrease from the Transport segment were lower wages paid to drivers as a result of decreased volume of vehicles delivered during the six months ended June 30, 2016, partially offset by an increase in pension expenses associated with estimated withdrawal liabilities recorded during the six months ended June 30, 2016.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $26.1 million and $35.9 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $9.8 million, or 27.3%. The decrease in fuel expense was due primarily to the overall decrease in average diesel fuel prices throughout the U.S. for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Depreciation and Amortization. Depreciation and amortization expense was $25.5 million for each of the six months ended June 30, 2016 and 2015. The depreciation expense was comparable for the two periods primarily due to a similar average gross outstanding balances of Company depreciable assets in the comparable periods.

Repairs and Maintenance. Repairs and maintenance expense was $26.0 million and $25.7 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $0.3 million, or 1.2%. The expense was substantially attributable to the Transport segment, and is comparable to the prior period due to the amount of miles driven during the six months ended June 30, 2016 and 2015.

Other Operating. Other operating expenses were $56.7 million and $60.5 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $3.8 million, or 6.3%. The decrease was attributable to a $7.2 million decrease from the Transport segment and a $3.4 million increase from the Logistics segment.

The Transport segment’s other operating expenses included a $0.5 million decrease in insurance expenses mainly due to fewer cargo losses during the period and a $2.3 million decrease in vehicle rental expense primarily due to fewer rigs being leased in the six month period ended June 30, 2016 as a result of the Company’s purchase during 2015 of 180 rigs previously operated under operating leases. Further contributing to the Transport segment’s decrease in other operating expense was a reduction in other general supplies and expenses of $4.4 million, primarily as a result of operational efficiencies implemented since the prior comparable period and the Company’s continued emphasis on cost reductions.

The Logistics segment experienced increases in brokerage fees paid on used vehicles of $1.0 million and an increase in brokerage fees and terminal fees paid on international shipments of $2.7 million, mainly due to increased used vehicle brokerage volumes and increased shipments at AES during the six months ended June 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.9 million and $29.4 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $5.5 million, or 18.7%. The decrease was mainly attributable to a $6.4 million decrease in selling, general and administrative expenses from the

Transport segment, offset by a $0.7 million increase from the Logistics segment. The decrease at the Transport segment was primarily due to a $6.8 million decrease in professional service costs associated with consulting agreements related to our operational improvement initiatives in 2015.

Goodwill Impairment. During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES resulting in an impairment charge of $14.2 million of goodwill impairment and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that were below the Company’s previous projections, partially as a result of increased price competition and weak export demand for vehicles to Nigeria, a major market within which AES operates. The Company did not recognize any goodwill or intangible asset impairment for the six months end June 30, 2016.

Operating Income (Loss). Operating income was $8.3 million for the six months ended June 30, 2016, compared to an operating loss of $17.7 million for the same period in 2015, an improvement of $26.0 million, or 146.9%. The improvement over the comparable period was primarily attributable to the recognition of a goodwill impairment during the six months ended June 30, 2015 with no comparable charge during the six months ended June 30, 2016, as well as the continuing effect of the increased contractual rates agreed to with certain customers and operational efficiencies and cost reductions implemented since the prior comparable period.

Other Expense (Income).  Other expense (income) consists of interest expense, net and other expenses (income), net, the majority of which is attributable to foreign currency transaction gains and losses.

Interest expense, net was $22.5 million for the six months ended June 30, 2016, compared to $21.4 million for the same period in 2015, an increase of $1.1 million, or 5.3%. The increase in interest expense, net was a result of the interest paid on the outstanding Term Loan balance during the six months ended June 30, 2016, which was not outstanding for the same length of time during the six months ended June 30, 2015.  The increase was offset by a decrease in the interest rate applicable to the outstanding 2020 Notes balance during the six months ended June 30, 2016 as a result of the completion of the exchange offer on June 13, 2016.

Other income was $2.4 million for the six months ended June 30, 2016, compared to other expense of $2.4 million for the six months ended June 30, 2015, an increase of $4.8 million, and consisted primarily of foreign currency transaction gains primarily associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the weakening of the U.S. dollar over the comparable period.

Provision for Income Taxes. Our effective tax rate for the six months ended June 30, 2016 and 2015 was (3.7)% and (1.6)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. As of June 30, 2016 and December 31, 2015, we had $90.4 million and $85.4 million recorded for valuation allowances, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is primarily generated from operations and specific financing arrangements with lenders, customers and vendors. Our core cash requirements include operating expenses, capital expenditures for equipment, payments under borrowing arrangements and operating leases for equipment, deposits of cash collateral and payments to workers’ compensation, auto and general liability insurers, and withdrawal payments to multiemployer pension funds in which we participate. We project that cash generated by our operating activities and borrowings under our Credit Facility will be sufficient to satisfy our core cash needs over the next twelve months. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital, or engage in asset sales. Further, we routinely evaluate market conditions and the availability of additional financing in the form of debt and equity capital and intend to seek additional funding when conditions are appropriate, and further may conduct near-term and long-term capital raises, financing and refinancing transactions, “restricted payment” transactions, and other strategic or financing transactions, including, without limitation, near-term and long-term high-yield debt offerings and other debt offerings, private and public equity offerings (including an initial public offering), redemptions, repurchases, dividends, distributions, other transactions with respect to the Company’s debt, equity, and/or derivative securities, and corporate reorganizations, acquisitions, divestitures, and mergers. The availability of financing or equity capital will depend on our financial condition and results of operations as well as prevailing market conditions. There can be no assurance that we will be able to incur additional debt or refinance our existing debt as it becomes due or that we will receive additional equity capital.

Because the Credit Facility provides short term working capital needs as necessary, we have classified borrowings thereunder within short term liabilities on our consolidated balance sheets. As we repay the $64.0 million outstanding under the Credit Facility at June 30, 2016, we will incur new borrowings for working capital needs and expect to have an outstanding balance under the Credit Facility as of December 31, 2016.

The following table is presented as a measure of components contributing to our liquidity and financial condition as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016 and 2015:

	June 30,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$2,943	$2,571
Working capital deficit	(62,163)	(60,344)
Amounts available under Credit Facility	26,839	39,289
Long-term debt, including current maturities and Credit Facility (excluding deferred financing costs)	515,620	503,349
Stockholders’ deficit	(307,227)	(293,431)

	Six Months Ended June 30,
(in thousands)	2016	2015
Depreciation and amortization	$25,451	$25,522
Capital expenditures	10,756	12,361
Cash flows provided used in operating activities	(511)	(7,470)
Cash flows used in investing activities	(8,966)	(11,955)
Cash flows provided by financing activities	9,928	19,021

Summary of Sources and Uses of Cash. Cash and cash equivalents increased $0.3 million to $2.9 million at June 30, 2016 from $2.6 million at December 31, 2015. Significant sources of cash during the six months ended June 30, 2016 included net borrowings of an additional $13.4 million under our Credit Facility, net loss exclusive of non-cash items of $14.1 million and $1.8 million in proceeds from the sale of property and equipment. Significant uses of cash included $10.8 million of capital expenditures, $13.1 million in working capital adjustments, $3.2 million of principal payments on long-term debt and $1.6 million of changes in non-current assets and liabilities.

Capital Expenditures, Acquisitions and Other Investing Activities.  Cash flows used in investing activities were $9.0 million and $12.0 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, net cash used in investing activities consisted of $10.8 million of capital expenditures, partially offset by $1.8 million from the proceeds from the sale of property and equipment. For the six months ended June 30, 2015, net cash used in investing activities consisted of $12.4 million of capital expenditures, partially offset by $0.4 million from the proceeds from the sale of property and equipment. Capital expenditures during the six months ended June 30, 2016 and 2015 included $9.2 million and $7.9 million, respectively, for purchases of new carrier revenue equipment and improvements to existing carrier revenue equipment.

Financing Activities, Debt and Related Covenants.  Cash flows provided by financing activities were $9.9 million and $19.0 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, net cash provided by financing activities was primarily attributable to $13.4 million in additional net borrowings under the Credit Facility, partially offset by principal payments on long-term debt of $3.2 million and payment of deferred financing costs of $0.3 million. For the six months ended June 30, 2016, net cash provided by financing activities was primarily attributable to proceeds from the issuance of the Term Loan of $60 million and proceeds from the issuance of an intercompany note of $1.5 million, partially offset by $35.6 million in additional net repayments on the Credit Facility, principal payments on long-term debt of $4.6 million and payment of deferred financing costs of $2.3 million.

The change in the amount outstanding under the Credit Facility as of June 30, 2016, as compared to December 31, 2015, was the result of additional net borrowings of $13.4 million. The average outstanding Credit Facility balance during the six months ended June 30, 2016 was $63.2 million, which had a weighted average interest rate of approximately 3.09%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and increases in fuel prices.

Risk from Interest Rates. At June 30, 2016, we had outstanding long-term debt totaling $515.6 million (including bond premium and discount, and excluding deferred financing costs), $124.6 million of which was outstanding under the Term Loan and the Credit Facility and is subject to variable interest rates, subject, in the case of the Term Loan, to a minimum LIBOR rate of 3.0%. We utilize the Credit Facility borrowings to meet our working capital needs. Assuming the Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would result in a corresponding change to our annual interest expense of $0.2 million per year, considering the effect of the minimum LIBOR rate on the Term Loan.

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

Risk from commodity exposure. We have commodity exposure with respect to diesel fuel used in Company-owned and leased rigs. Increases in fuel prices will raise our operating costs, even though historically we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. Average diesel fuel prices throughout the U.S. were approximately $2.23 per gallon for the six months ended June 30, 2016 and $2.95 per gallon during the same period in 2015.  We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We have not used derivative financial instruments to hedge our fuel price exposure in the past.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information set forth in Note 6 “Commitments and Contingencies” to the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes during the first six months of 2016 from the risk factors set forth in our prospectus dated May 12, 2016.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

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

JACK COOPER HOLDINGS CORP.
(Registrant)

Date: August 11, 2016	By	/s/ T. Michael Riggs
T. Michael Riggs, Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By	/s/ Michael S. Testman
Michael S. Testman, Chief Financial Officer (Principal Financial Officer)

ITEM 6.  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

*     Filed herewith.

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