Form 10-Q
period 2016-09-30
Jack Cooper Holdings Corp.
filed 2016-11-08
CIK 1655780

aF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of September 30, 2016, there were outstanding 100 shares of the Registrant’s common stock, all of which were issued to the Registrant’s parent company.



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating Revenues	$163,176	$187,985	$508,136	$544,161
Operating Expenses
Compensation and benefits	84,597	93,266	261,703	273,440
Fuel	12,631	16,172	38,719	52,088
Depreciation and amortization	12,136	12,563	37,587	38,085
Repairs and maintenance	12,240	14,223	38,193	39,896
Other operating	25,983	32,897	82,727	93,445
Selling, general and administrative expenses	11,727	13,343	35,624	42,743
Loss on disposal of property and equipment	130	430	1,558	1,731
Goodwill and intangible asset impairment	—	—	—	15,352
Total operating expenses	159,444	182,894	496,111	556,780
Operating Income (Loss)	3,732	5,091	12,025	(12,619)

Other Expense (Income)
Interest expense, net	11,593	11,634	34,079	32,993
Other, net	527	3,298	(1,832)	5,709
Total other expenses	12,120	14,932	32,247	38,702
Loss Before Income Taxes	(8,388)	(9,841)	(20,222)	(51,321)
Provision for Income Taxes	166	79	604	742
Net Loss	(8,554)	(9,920)	(20,826)	(52,063)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial pension gain	13	30	59	27
Foreign currency translation gain (loss)	272	1,226	(1,719)	1,875
Comprehensive Loss	$(8,269)	$(8,664)	$(22,486)	$(50,161)

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$3,798	$2,571
Accounts receivable, net of allowance	50,846	49,082
Prepaid expenses	14,305	20,475
Assets held for sale	167	1,947
Total current assets	69,116	74,075
Restricted cash	120	120
Property and equipment, net	117,371	139,110
Goodwill	32,105	32,248
Intangibles, net	26,895	28,604
Deposits and other assets	27,390	20,806
Deferred tax assets	157	6
Total assets	$273,154	$294,969

Liabilities and Stockholders' Deficit
Current Liabilities
Credit Facility	$53,087	$50,636
Current maturities of long-term debt	3,294	3,510
Accounts payable	30,898	34,470
Accrued wages and vacation payable	19,434	19,120
Other accrued liabilities	25,492	26,683
Total current liabilities	132,205	134,419
Other liabilities	4,979	3,509
Long-term debt, less current maturities	439,416	439,106
Pension liability	1,952	1,855
Deferred income taxes	9,886	9,511
Total liabilities	588,438	588,400
Stockholders' Deficit
Jack Cooper Holdings Corp. Deficit:
Common stock, $0.0001 par value; 1,000 shares authorized; 100 issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	18,058	17,425
Accumulated deficit	(333,964)	(313,138)
Accumulated other comprehensive income	622	2,282
Total stockholders' deficit	(315,284)	(293,431)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$273,154	$294,969

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015

Operating Activities
Net loss	$(20,826)	$(52,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,587	38,085
Deferred financing cost amortization	2,192	2,322
Loss on disposal of property and equipment	1,558	1,731
Deferred income taxes	224	367
Stock based compensation	633	694
Non-cash interest income	(291)	(169)
Unrealized foreign exchange losses (gains), net	(1,784)	5,880
Non-cash impact of goodwill and intangible asset impairment	—	15,352
Changes in assets and liabilities:
Trade and other receivables	(2,264)	5,100
Prepaid expenses	6,232	(1,952)
Accounts payable and accrued expenses	(4,454)	10,189
Other non-current assets	(6,849)	(10,487)
Other non-current liabilities	3,832	556
Net cash provided by operating activities	15,790	15,605
Investing Activities
Proceeds from sale of marketable securities held-for-sale	—	170
Proceeds from sale of property and equipment	2,251	614
Purchases of property and equipment	(15,238)	(25,650)
Net cash used in investing activities	(12,987)	(24,866)
Financing Activities
Borrowings under Credit Facility	120,394	130,767
Payments on Credit Facility	(117,943)	(172,459)
Principal payments on long-term debt and other liabilities	(3,633)	(6,935)
Deferred financing costs	(229)	(2,355)
Proceeds from issuance of Term Loan	—	60,000
Proceeds from issuance of intercompany note	—	1,500
Net cash provided by (used in) financing activities	(1,411)	10,518
Effect of exchange rate change on cash	(165)	(1,405)
Increase (Decrease) in Cash and Cash Equivalents	1,227	(148)
Cash and Cash Equivalents, Beginning of Period	2,571	7,100
Cash and Cash Equivalents, End of Period	$3,798	$6,952

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

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

Organization and Business Overview

The Company is a specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics company in North America. The Company provides premium asset-heavy and asset-light based solutions to the global new and previously owned vehicle markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers, fleet ownership companies, remarketers, dealers and auctions. The Company offers a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions, operating through a fleet of 2,117 active rigs and a network of 53 strategically located terminals across North America as of September 30, 2016. The Company believes its scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico, allow it to operate efficiently and deliver superior customer service.

Revenue

The Company primarily earns revenues under multi-year or single-year contracts from the intrastate and interstate transportation of vehicles. Approximately 44%,  29%, and 10% of the Company’s revenues were from its three largest customers, General Motors Company (“GM”), Ford Motor Company (“Ford”), and Toyota Motor Sales, USA, Inc. (“Toyota”), respectively, during the nine months ended September 30, 2016, and 40%, 30%, and 13%, respectively, during the nine months ended September 30, 2015. For the three months ended September 30, 2016, approximately 48%, 28% and 9%, and for the three months ended September 30, 2015 approximately 41%, 30% and 11% of the Company’s revenues were from GM, Ford, and Toyota, respectively. These customers also represented approximately 67% of accounts receivable at September 30, 2016 and December 31, 2015. The allowance for doubtful accounts totaled $1.8 million as of September 30, 2016 and December 31, 2015.

Goodwill and Intangible Assets

Goodwill and other indefinite-lived intangible assets not subject to amortization are evaluated annually as of November 30 for impairment, or more frequently if circumstances indicate that impairment may exist. In assessing indefinite-lived assets not subject to amortization, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived assets exceeds their carrying values. If the qualitative assessment is inconclusive, the Company performs Step 1 of a two-step process to compare the fair value of the indefinite-lived assets to their carrying values. If Step 1 indicates the fair value is less than the carrying value, the Company performs Step 2 of the assessment to determine the difference between the implied fair value of the indefinite-lived assets and the carrying amounts. In assessing goodwill for impairment, the Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then a two-step process is utilized to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed utilizing an income approach and market approach. The income approach develops an estimated fair value based on discounted cash flows, where the estimated fair value is calculated by discounting projected future cash flows. The market approach compares actual market transactions of businesses that are similar to those of the Company's reporting units. If the carrying amount of a reporting unit exceeds

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future pricing and costs, the weighted average cost of capital and discount rates, and future capital expenditure requirements. In addition, market multiples of publicly traded guideline companies are also considered. The Company considers the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consults with a third party valuation specialist to assist in determining the fair value.

Any one event or a combination of events such as a change in the business climate, a negative change in relationships with significant customers, and changes to strategic decisions, could require an interim assessment prior to the next required annual assessment. As a result of the negative changes in the business climate at Auto Export Shipping, Inc. (“AES”), a subsidiary of the Company within its Logistics segment, which provides the brokering of international shipments of cars, trucks and construction equipment from various ports in the U.S. to various international destinations by third-party ships, an interim assessment of the goodwill and intangibles assets at AES was performed during the second quarter of 2015. As a result of the assessment, the Company determined that the book values of goodwill and intangible assets at AES exceeded the fair values and recognized $14.2 million of goodwill impairment and $1.2 million of intangible asset impairment during the nine months ended September 30, 2015. The decrease in fair value of the AES reporting unit and intangible assets was due to reduced rates of growth for sales, profits, and cash flows, and revised expectations for future performance that were below the Company’s previous projections, primarily as a result of increased price competition starting in the second quarter of 2015, and weak export demand of vehicles to Nigeria, a major market within which AES operates. No impairment was recorded for the nine months ended September 30, 2016.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The guidance requires application using a retrospective transition method. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes,

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company does not expect the adoption of this guidance to have any significant impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which amends the current guidance to change the manner in which debt issuance costs are presented on an entity’s balance sheet. This new guidance requires the Company to present debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the debt liability, as opposed to the previous guidance that provides for presentation of the cost of issuing debt as a separate asset. ASU 2015-03 required retrospective application to all prior periods presented in the financial statements. This new guidance was effective for the Company in the first quarter of 2016. As a result of adopting this standard on January 1, 2016, deferred financing costs of $10.1 million as of December 31, 2015 previously reported within long-term assets, were reclassified to long-term debt in the consolidated balance sheets. As of September 30, 2016, $8.4 million of deferred financing costs were reported within long-term debt in the consolidated balance sheet.

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

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Note 2: Property and equipment

Property and equipment, net were as follows for the periods presented below:

	September 30,	December 31,
(in thousands)	2016	2015
Land	$7,045	$7,045
Carrier revenue equipment	275,613	269,019
Buildings and equipment	38,828	37,559
Leasehold improvements	2,644	2,756
Construction in process	3,618	4,421
	327,748	320,800
Less accumulated depreciation	210,377	181,690
Property and equipment, net	$117,371	$139,110

The Company performs periodic reviews of the appropriateness of depreciable lives for each category of property and equipment, taking into consideration actual usage, physical wear and tear, and replacement history to determine the remaining life of the asset base. No changes to the remaining useful life of the asset base were made during the nine months ended September 30, 2016.

The Company identified certain assets that meet the criteria for assets held for sale classification.  The Company had approximately $0.2 million and $1.9 million in assets held for sale as of September 30, 2016 and December 31, 2015, respectively, on its condensed consolidated balance sheets. These assets primarily consist of tractors and trailers that do not fit the Company’s fleet needs and as of December 31, 2015, real property at one location that the Company sold for $1.8 million during the quarter ended June 30, 2016. The Company plans to sell substantially all of the remaining assets during 2016 and, as such, the assets were measured at fair value less cost to sell.

Note 3: LINE OF CREDIT

The Company is party to an Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Capital Finance, LLC, as agent, dated June 18, 2013 (as amended, modified and supplemented, the “Credit Facility”), which provides a revolving line of credit of $100 million, with the amount available to borrow determined by a borrowing base calculation based on accounts receivable and vehicles owned less letters of credit and other offsets. The Credit Facility matures at the earlier of (i) June 18, 2018 or (ii) the date that is 90 days prior to the then extant maturity date of the Term Loan (as defined in Note 4, which is currently October 18, 2018). As of September 30, 2016 and December 31, 2015, there were $53.1 million and $50.6 million, respectively, in outstanding borrowings under the Credit Facility with a weighted average interest rate of 3.22%. As of September 30, 2016 and December 31, 2015, the Company had available borrowing capacity of $40.3 million and $39.3 million, respectively, without consideration of the maximum revolver threshold disclosed below. Borrowings under the Credit Facility are reflected within current liabilities on the consolidated balance sheets. Debt issuance costs associated with the Credit Facility of $0.7 million as of September 30, 2016, and $1.0 million as of December 31, 2015 are included within deposits and other assets on the condensed consolidated balance sheets.

All borrowings under the Credit Facility bear interest at the Base Rate plus the Base Rate Margin, or at the Company’s option, at the LIBOR Rate plus the LIBOR Rate Margin (in minimum amounts of $1 million, each such term as defined under the Credit Agreement).

The Credit Facility contains customary representations, warranties and covenants including, but not limited to, certain limitations on the Company’s and its subsidiaries’ ability to incur additional debt, guarantee other obligations, create or incur liens on assets, make investments or acquisitions, make certain dispositions of assets, make optional payments or modifications of certain debt instruments, pay dividends or other payments to the Company’s equity holders, engage in mergers or consolidations, sell assets, change the Company’s line of business and engage in transactions with affiliates. If availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount (as defined in the Credit Facility), the Company will be required to maintain a fixed charge coverage maintenance ratio of at least 1.10:1.00 for a

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

specified time. Further, if excess availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the lender may automatically sweep funds from the Company’s cash accounts to pay down the revolver. At September 30, 2016 and December 31, 2015, the Company’s availability under the Credit Facility exceeded the specified threshold amounts and accordingly, the Company was not subject to the financial maintenance covenants or the sweep provisions of the Credit Facility.

During the nine months ended September 30, 2016, borrowings under the Credit Facility ranged from $50.0 million to $79.0 million. As of September 30, 2016 and December 31, 2015, the Company had $0.3 million and $3.8 million, respectively, in letters of credit outstanding under the Credit Facility. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2016 and December 31, 2015.

Note 4: Long-Term Debt

2020 Notes

As of September 30, 2016, the Company had outstanding $375 million principal amount of 9.25% Senior Secured Notes due 2020 (the “2020 Notes”), issued pursuant to an indenture dated June 18, 2013. The outstanding principal balance of the 2020 Notes recorded within long-term debt on the condensed consolidated balance sheets is net of unamortized premium and debt financing costs totaling $2.3 million as of September 30, 2016 and $2.7 million as of December 31, 2015.

Interest on the 2020 Notes, accruing at a rate of 9.25% as of September 30, 2016, is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The indenture governing the 2020 Notes contains certain covenants, including covenants, which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company or the guarantors. The Company was in compliance with all applicable covenants under the indenture governing the 2020 Notes as of September 30, 2016 and December 31, 2015.

Term Loan

On March 31, 2015, the Company entered into a senior secured term loan facility (as amended, the “Term Loan”) in the principal amount of $62.5 million issued at a 4.0% discount with MSDC JC Investments, LLC (“MSDC”), as agent and lender. MSDC is an affiliate of MSD Credit Opportunity Fund, L.P., a Class B stockholder of Jack Cooper Enterprises, Inc., which is the parent company of JCHC. The outstanding principal balance recorded within long-term debt on the condensed consolidated balance sheets is net of the unamortized discount and deferred financing costs totaling $2.9 million as of September 30, 2016, and $3.9 million as of December 31, 2015. The proceeds from the Term Loan were used to pay down outstanding borrowings on the Credit Facility and for general corporate purposes.

Interest on the Term Loan accrues at LIBOR plus 7.0% (10.0% at September 30, 2016), subject to a LIBOR floor of 3.0% per annum. The Term Loan matures on October 18, 2018. The Term Loan also imposes an availability block under the Credit Facility of $6.25 million so long as any indebtedness is outstanding under the Term Loan (or MSDC has any commitment to extend credit resulting in incurrence of such indebtedness). The Term Loan is guaranteed by certain domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the outstanding equity of the Company’s first-tier foreign subsidiaries. MSDC’s liens have first priority status on the ABL Collateral (as defined in the indenture governing the 2020 Notes) and second priority status on the Notes Collateral (as defined in the indenture governing the 2020 Notes) to the same extent as the liens of the lenders under the Credit Facility in such assets (as contemplated by the Intercreditor Agreement (as defined in the indenture governing the 2020 Notes)), but are junior to the liens of the lenders under the Credit Facility.

NOTE 5: INCOME TAXES

For the nine months ended September 30, 2016 and 2015, the Company determined the interim tax expense using an effective tax rate by jurisdiction which was calculated using an estimate of annual earnings and annual tax. The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was (3.0)% and (1.4)%,

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

respectively. The Company’s effective tax rate for the three months ended September 30, 2016 and 2015 was (2.0)% and (0.8)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any significant changes in unrecognized income tax benefits since December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company had $93.7 million and $85.4 million, respectively, recorded for valuation allowances.

Note 6: Commitments and ContingencieS

Letters of Credit

At September 30, 2016, the Company had $0.3 million in outstanding letters of credit to be used as collateral for certain insurance bonds. At December 31, 2015, the Company had $3.8 million in outstanding letters of credit used as collateral for certain insurance bonds and for the Company’s obligation to fund losses under various retrospectively‑rated and large deductible insurance programs.

Litigation

On April 27, 2016, we filed a lawsuit against Applied Underwriters, Inc. and certain of its affiliates, collectively referred to herein as the Applied Defendants, in California State Court. We have alleged the following three claims in the lawsuit: (1) declaratory relief and rescission; (2) tortious breach of the implied covenant of good faith and fair dealing; and (3) fraud and misrepresentation. In connection with these claims, we have demanded compensatory damages, rescission, punitive damages, and/or attorney’s fees. The claims are related to the Applied Defendants’ sale and management of our workers’ compensation program, and specifically the Reinsurance Participation Agreements that the Applied Defendants sold to us starting in 2009. On May 24, 2016, certain of the Applied Defendants submitted a demand for arbitration alleging that the Company has failed to pay certain money owed to them. On July 26, 2016, the California State Court denied the Applied Defendants’ motion to compel arbitration. In light of the California State Court’s order, on August 8, 2016, the American Arbitration Association (“AAA”) placed the arbitration demand in abeyance, cancelling any pending deadlines and requesting that certain of the Applied Defendants provide a status update on any appeal to the California State Court’s order within twelve (12) months.  On August 9, 2016, the Applied Defendants filed a Notice of Appeal for the California State Court’s order that denied the Motion to Compel Arbitration and Stay the Action.  In August 2017, the Applied Defendants will be required to pay an abeyance fee to AAA or the arbitration will be closed.  At this time, we have concluded that a loss related to the arbitration demand brought by certain of the Applied Defendants is not reasonably possible.  We expect that the appellate court will not reach the case until sometime next year.

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

Other Commitments

In March 2016, the Company received a $0.3 million assessment in connection with triggering a full withdrawal from the Western Conference of Teamsters Pension Trust (the “Western Conference Trust”), which the Company had fully accrued as of December 31, 2015. The Company had estimated and recorded liabilities in the amount of $1.9 million as of September 30, 2016 and $4.4 million as of December 31, 2015 for all Western Conference Trust partial withdrawal liabilities as a result of declines in its contributions to the fund during the periods between 2011 and 2014 and the full withdrawal in 2015.

During the three months ended June 30, 2016, the Company estimated it had triggered a full withdrawal liability from the Teamsters of Philadelphia and Vicinity Pension Plan (the “Philadelphia Plan”) due to the closure of one of the Company’s terminals during the second quarter of 2016. The Company recorded a $2.9 million estimate, net of previously recorded estimated partial withdrawal liabilities, for the full withdrawal liability during the three months ended June 30, 2016. The

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Company recorded total estimated liabilities of $5.5 million as of September 30, 2016 and $3.3 million as of December 31, 2015 for all withdrawal liabilities from the Philadelphia Plan as a result of declines in its contributions to the fund during the periods since 2009 and the full withdrawal during 2016.

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

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents, accounts receivable and payables approximate fair value due to their liquid and short term nature. The estimated fair value of the 2020 Notes outstanding at September 30, 2016 and December 31, 2015 was approximately $255.0 million and $370.6 million, respectively. The estimated fair value of the remaining outstanding debt (including the unsecured debt and outstanding balance on the Credit Facility and Term Loan) was approximately $138.6 million and $142.2 million at September 30, 2016 and December 31, 2015, respectively. The fair value was estimated by comparing interest rates to debt with similar terms and maturities, except for at September 30, 2016 the fair value of the 2020 Notes was based on quoted prices in markets that are not active, which represents a Level 2 input in the fair value hierarchy.

NOTE 8: GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company had total goodwill of $32.1 million and $32.2 million as of September 30, 2016 and December 31, 2015, respectively, and net intangible assets of $26.9 million and $28.6 million as of September 30, 2016 and December 31, 2015, respectively.

The tables below present the change in carrying values by segment:

	Indefinite-Lived		Definite-Lived
Transport Segment		Customer	Customer	Non-Compete	Total
(in thousands)	Goodwill	Relationships	Relationships	Agreement	Intangibles
Balance at December 31, 2015	$25,144	$20,356	$5,544	$60	$25,960
Amortization	—	—	(1,002)	(60)	(1,062)
Balance at September 30, 2016	$25,144	$20,356	$4,542	$—	$24,898

	Indefinite-Lived	Definite-Lived
Logistics Segment		Customer		Total
(in thousands)	Goodwill	Relationships	Trade Names	Intangibles
Balance at December 31, 2015	$7,104	$1,387	$1,257	$2,644
Amortization	—	(459)	(44)	(503)
Currency translation adjustment	(143)	(89)	(55)	(144)
Balance at September 30, 2016	$6,961	$839	$1,158	$1,997

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Note 9: Related Party Transactions

The Company paid EVE Merchant Holdings, LLC, an affiliate of one of the Company’s directors, less than $0.1 million during the three months ended September 30, 2016 and 2015 and $0.1 million during the nine months ended September 30, 2016 and 2015, as a non-exclusive advisor in connection with certain operations of the Company.

Note 10: Segment Reporting

The Company had two reportable segments at September 30, 2016 and 2015: the Transport segment and the Logistics segment.

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

The following table sets forth the specific financial information about each segment as reviewed by the Company’s management as of and for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Three months ended September 30, 2016
Sales to external customers	$149,017	$14,159	$163,176	$—	$163,176
Operating income (loss)	4,237	(96)	4,141	(409)	3,732
Capital expenditures	4,391	91	4,482	—	4,482

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Nine months ended September 30, 2016
Sales to external customers	$460,060	$48,076	$508,136	$—	$508,136
Operating income (loss)	11,090	2,210	13,300	(1,275)	12,025
Capital expenditures	14,637	577	15,214	24	15,238

Total assets as of September 30, 2016	$249,541	$20,174	$269,715	$3,439	$273,154

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Three months ended September 30, 2015
Sales to external customers	$170,691	$17,294	$187,985	$—	$187,985
Operating income (loss)	4,008	1,432	5,440	(349)	5,091
Capital expenditures	13,181	101	13,282	12	13,294

(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Nine months ended September 30, 2015
Sales to external customers	$499,897	$44,264	$544,161	$—	$544,161
Operating income (loss)	3,047	(14,722)	(11,675)	(944)	(12,619)
Capital expenditures	25,141	482	25,623	27	25,650

Total assets as of September 30, 2015	$280,551	$25,220	$305,771	$3,226	$308,997

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each segment including allocation of general corporate management oversight costs.

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

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

	Nine Months Ended September 30, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Income (Loss):	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$481,300	$38,554	$(11,718)	$508,136
Operating Expenses
Compensation and benefits	—	244,300	17,403	—	261,703
Fuel	—	34,884	3,835	—	38,719
Depreciation and amortization	181	33,109	4,297	—	37,587
Repairs and maintenance	—	33,902	4,291	—	38,193
Other operating	1	81,563	11,066	(9,903)	82,727
Selling, general and administrative expenses	1,094	33,286	3,059	(1,815)	35,624
Loss on disposal of property and equipment	—	1,100	458	—	1,558
Total operating expenses	1,276	462,144	44,409	(11,718)	496,111
Operating Income (Loss)	(1,276)	19,156	(5,855)	—	12,025

Other Expense (Income)
Interest expense (income), net	34,142	(344)	281	—	34,079
Other, net	—	304	(2,136)	—	(1,832)
Equity in loss (income) of consolidated subsidiaries	(14,592)	3,861	—	10,731	—
Income (Loss) Before Income Taxes	(20,826)	15,335	(4,000)	(10,731)	(20,222)
Provision (Benefit) for Income Taxes	—	743	(139)	—	604
Net Income (Loss)	(20,826)	14,592	(3,861)	(10,731)	(20,826)
Equity in other comprehensive income (loss) of consolidated subsidiaries	(1,660)	(1,719)	—	3,379	—
Other comprehensive income (loss), net of tax	—	59	(1,719)	—	(1,660)
Comprehensive Income (Loss)	$(22,486)	$12,932	$(5,580)	$(7,352)	$(22,486)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended September 30, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Loss:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$499,974	$56,658	$(12,471)	$544,161
Operating Expenses
Compensation and benefits	—	247,662	25,778	—	273,440
Fuel	—	45,395	6,693	—	52,088
Depreciation and amortization	176	33,009	4,900	—	38,085
Repairs and maintenance	—	33,964	5,932	—	39,896
Other operating	—	88,954	13,826	(9,335)	93,445
Selling, general and administrative expenses	768	40,530	4,581	(3,136)	42,743
Loss on disposal of property and equipment	—	1,484	247	—	1,731
Goodwill and intangible asset impairment	—	15,352	—	—	15,352
Total operating expenses	944	506,350	61,957	(12,471)	556,780
Operating Loss	(944)	(6,376)	(5,299)	—	(12,619)

Other Expense (Income)
Interest expense (income), net	33,033	(373)	333	—	32,993
Other, net	—	(102)	5,811	—	5,709
Equity in loss of consolidated subsidiaries	18,086	11,530	—	(29,616)	—
Loss Before Income Taxes	(52,063)	(17,431)	(11,443)	29,616	(51,321)
Provision for Income Taxes	—	655	87	—	742
Net Loss	(52,063)	(18,086)	(11,530)	29,616	(52,063)
Equity in other comprehensive income of consolidated subsidiaries	1,902	1,875	—	(3,777)	—
Other comprehensive income, net of tax	—	27	1,875	—	1,902
Comprehensive Loss	$(50,161)	$(16,184)	$(9,655)	$25,839	$(50,161)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	As of September 30, 2016
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$3,959	$(161)	$3,798
Accounts receivable, net of allowance	—	50,368	886	(408)	50,846
Prepaid expenses	494	13,084	727	—	14,305
Assets held for sale	—	112	55	—	167
Total current assets	494	63,564	5,627	(569)	69,116
Restricted cash	—	120	—	—	120
Investment in affiliates	(28,541)	(16,234)	—	44,775	—
Property and equipment, net	2,942	107,407	7,022	—	117,371
Goodwill	—	30,981	1,124	—	32,105
Intangibles, net	—	26,297	598	—	26,895
Deposits and other assets	667	26,285	438	—	27,390
Deferred tax asset	—	—	157	—	157
Intercompany receivables	209,994	85,691	—	(295,685)	—
Total assets	$185,556	$324,111	$14,966	$(251,479)	$273,154

Liabilities and Stockholders' Equity
Current Liabilities
Credit Facility	$53,087	$—	$—	$—	$53,087
Current maturities of long-term debt	55	3,239	—	—	3,294
Accounts payable	5	30,034	1,473	(614)	30,898
Accrued wages and vacation payable	—	16,179	3,255	—	19,434
Other accrued liabilities	13,680	10,495	1,317	—	25,492
Total current liabilities	66,827	59,947	6,045	(614)	132,205
Other liabilities	—	4,270	709	—	4,979
Long-term debt, less current maturities	434,013	5,403	—	—	439,416
Pension liability	—	1,952	—	—	1,952
Deferred income taxes	—	9,886	—	—	9,886
Intercompany payables	—	271,194	24,446	(295,640)	—
Total liabilities	500,840	352,652	31,200	(296,254)	588,438
Stockholders' Deficit
Total stockholders' deficit	(315,284)	(28,541)	(16,234)	44,775	(315,284)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$185,556	$324,111	$14,966	$(251,479)	$273,154

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

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

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended September 30, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(2,159)	$10,315	$7,416	$218	$15,790
Investing Activities
Proceeds from sale of property and equipment	—	2,086	165	—	2,251
Purchases of property and equipment	(24)	(14,878)	(336)	—	(15,238)
Intercompany receivables	—	—	(5,910)	5,910	—
Net cash used in investing activities	(24)	(12,792)	(6,081)	5,910	(12,987)
Financing Activities
Borrowings under Credit Facility	120,394	—	—	—	120,394
Payments on revolving Credit Facility	(117,943)	—	—	—	(117,943)
Principal payments on long-term debt and other liabilities	(39)	(3,594)	—	—	(3,633)
Deferred financing costs	(229)	—	—	—	(229)
Intercompany payables	—	6,071	—	(6,071)	—
Net cash provided by financing activities	2,183	2,477	—	(6,071)	(1,411)
Effect of exchange rates on cash	—	—	(165)	—	(165)
Increase in Cash and Cash Equivalents	—	—	1,170	57	1,227
Cash and Cash Equivalents, Beginning of Period	—	—	2,789	(218)	2,571
Cash and Cash Equivalents, End of Period	$—	$—	$3,959	$(161)	$3,798

	Nine Months Ended September 30, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(15,889)	$17,507	$12,273	$1,714	$15,605
Investing Activities
Proceeds from sale of marketable securities held-for-sale	—	170	—	—	170
Proceeds from sale of property and equipment	—	541	73	—	614
Purchases of property and equipment	(27)	(22,670)	(2,953)	—	(25,650)
Intercompany receivables	—	—	(11,959)	11,959	—
Net cash used in investing activities	(27)	(21,959)	(14,839)	11,959	(24,866)
Financing Activities
Borrowings under Credit Facility	130,767	—	—	—	130,767
Payments on revolving Credit Facility	(172,459)	—	—	—	(172,459)
Principal payments on long-term debt and other liabilities	(1,537)	(5,398)	—	—	(6,935)
Deferred financing costs	(2,355)	—	—	—	(2,355)
Proceeds from issuance of Term Loan	60,000	—	—	—	60,000
Proceeds from issuance of intercompany note	1,500	—	—	—	1,500
Intercompany payables	—	11,959	—	(11,959)	—
Net cash provided by financing activities	15,916	6,561	—	(11,959)	10,518
Effect of exchange rates on cash	—	—	(1,405)	—	(1,405)
Increase (Decrease) in Cash and Cash Equivalents	—	2,109	(3,971)	1,714	(148)
Cash and Cash Equivalents, Beginning of Period	—	—	8,814	(1,714)	7,100
Cash and Cash Equivalents, End of Period	$—	$2,109	$4,843	$—	$6,952

NOTE 12: SUBSEQUENT EVENTS

Solus Term Loan

On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan facility with Wilmington Trust, National Association, as agent for Solus Alternative Asset Management LP (“Solus”) as the lender thereto (the “New Term Loan”). The New Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The New Term Loan will mature on October 28, 2020, subject to a springing maturity as more fully described in the New Term Loan agreement. The New Term Loan is secured by substantially all of the assets of the Company and its domestic subsidiaries on a subordinated basis to the liens securing the Credit Facility and the Term Loan. Approximately $24.0 million of the proceeds from the New Term Loan were loaned to Jack Cooper Enterprises, Inc. (“JCEI”), the Company’s corporate parent, to be used to fund the cash portion of the consideration for the exchange offer and the private exchange, as described below.

In connection with the New Term Loan, certain entities affiliated with, or managed by, Solus were issued an aggregate of 74,046 warrants to purchase shares of the non-voting Class B Common Stock of JCEI, at an exercise price of $0.01.

Public Exchange Offer

On November 1, 2016, JCEI launched an offer to exchange $80,450,000 of its outstanding 10.50%/11.25% Senior PIK Toggle Notes due 2019 (the “JCEI Notes”) for a combination of cash and warrants to purchase newly issued non-voting shares of JCEI’s Class B Common Stock.

For each $1,000 principal amount of JCEI Notes validly tendered at or before November 16, 2016 and not validly withdrawn, holders of JCEI Notes will be eligible to receive $135 in cash and 3.5783 warrants to purchase shares of Class B Common Stock, subject to proration. For each $1,000 principal amount of JCEI Notes validly tendered after November 16, 2016 but prior to the expiration of the exchange offer, holders of JCEI Notes will be eligible to receive $125 in cash and 3.5783 warrants to purchase shares of Class B Common Stock, subject to proration.

Concurrent Private Exchange

Concurrent with the commencement of the exchange offer, JCEI entered into a note purchase agreement with certain holders of the JCEI Notes that beneficially own approximately 51.9% of the JCEI Notes.  Pursuant to the note purchase agreement, these holders have agreed not to participate in the exchange offer and to exchange 100% of their JCEI Notes in a private exchange transaction expected to occur concurrently with the closing of the exchange offer. As consideration for the exchange of their JCEI Notes, concurring with the closing of the exchange offer, these holders will receive (1) cash in the amount of $135 per $1,000 of JCEI Notes exchanged and (2) their pro rata portion of 346,804 warrants to purchase shares of JCEI’s Class B Common Stock.  In addition, if the exchange offer is not fully subscribed, these noteholders will receive their pro rata portion of an additional amount of cash equal to the total amount of cash being offered but that is not paid in the exchange offer.

Intercompany Loan

Following the closing of the New Term Loan, the Company and JCEI entered into a loan whereby the Company loaned approximately $24.0 million of the net proceeds from the New Term Loan to JCEI to use as the cash consideration for the public exchange offer and the private exchange. The loan bears interest at an annual rate of 1.5% payable-in-kind beginning 121 days after October 28, 2016 and has a maturity date of June 17, 2019.  Any proceeds from the loan that are not used in the exchange offer or the private exchange will be repaid to the Company.

Credit Facility Draw

On October 26, 2016, prior to entering into the New Term Loan, the Company drew $21.5 million from its Credit Facility to ensure availability of liquidity from the Credit Facility. As of November 2, 2016, subsequent to making the $24.0 million loan to JCEI as noted above and paying professional fees in connection with the New Term Loan, the Company had cash on-hand to be used for operating activities of approximately $42.0 million and availability under the Credit Facility of approximately $13.0 million. However, the Company’s ability to borrow these funds is limited to approximately $4.0 million pursuant to certain restrictions under the indenture governing the 2020 Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, of Jack Cooper Holdings Corp. and subsidiaries (collectively “we,” “us,” “our,” “JCHC,” or the “Company”) included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Registration Statement and the prospectus contained therein. Results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of results to be attained for any other period.

This quarterly report contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this quarterly report regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “would,” “target,” “project,” “understands,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as the “Risk Factors” sections in the Registration Statement and the prospectus contained therein and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should review carefully these sections for a more complete discussion of these risks and other factors that may affect our business. Forward-looking statements speak only as of the date of this quarterly report and we do not undertake any obligation to update publicly any such statements.

EXECUTIVE SUMMARY

We are a growth-oriented, specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics, or FVL, company in North America. Through our Transport and Logistics segments, we provide premium asset-heavy and asset-light solutions to the global new and previously owned vehicle markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers (“OEMs”) and for fleet ownership companies, remarketers, dealers and auctions. We offer a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions through a fleet of 2,117 active rigs and a network of 53 strategically located terminals across North America as of September 30, 2016. We believe our scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico allow us to operate efficiently and deliver superior customer service.

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

Our business is highly dependent on our largest customers, General Motors Company (“GM”), Ford Motor Company (“Ford”), and Toyota Motor Sales, USA, Inc. (“Toyota”).  As discussed below, our largest customers have expressed concern about our financial condition and our significant leverage and have indicated that they are closely monitoring our financial situation as they consider our position as a significant supplier to them. We believe that our recent loss of business related to certain traffic lanes from one of our three largest customers during the bidding process this year was in-part related to their concerns about our significant leverage. We estimate that the lost business will result, starting in 2017, in annual revenue declines of between $14 million and $16 million and reduced earnings of between $3.5 million and $4.5 million. We are engaged in ongoing discussions with that customer and other customers about our financial position, and also believe that concerns about our financial condition are impeding some of our customers from entering into extended terms of service agreements with us.

Most of the Company’s U.S. employees are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the “Teamsters”) and are covered by the National Master Automobile Transporters Agreement, and Supplements (collectively, the “Master Agreement”), which expired on August 31, 2015. On September 15, 2016, members of the Teamsters voted to reject the proposed Master Agreement, which the Company and the National Automobile Transporters Labor Division (“NATLD”) had been negotiating with the Teamsters National Automobile Transporters Industry Negotiating Committee (“TNATINC”).  Although representatives from both the Teamsters and the NATLD had negotiated the proposed Master Agreement, it was ultimately rejected by members of the Teamsters by a margin of 55% to 45%.  While the parties work to negotiate a new national Master Agreement that can be presented to the Teamsters’ members, the NATLD and the Teamsters have mutually agreed to keep all terms and provisions of the Master Agreement in effect until a new agreement is entered into. The perceived risks due to our substantial indebtedness may negatively impact such negotiations.

Subsequent Events

New Term Loan. On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan (the “New Term Loan”).  The New Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The New Term Loan will mature on October 28, 2020, subject to a springing maturity as more fully described in the New Term Loan agreement. Approximately $24.0 million of the proceeds from the New Term Loan were loaned to Jack Cooper Enterprises, Inc. (“JCEI”), the Company’s corporate parent, to be used to fund the cash portion of the consideration for the exchange offer and the private exchange, as described below.

Public Exchange Offer and Private Exchange. On November 1, 2016, JCEI launched an offer to exchange $80,450,000 of its outstanding 10.50%/11.25% Senior PIK Toggle Notes (“JCEI Notes”) for a combination of cash and warrants to purchase newly issued non-voting shares of JCEI’s Class B Common Stock. Concurrent with the commencement of the exchange offer, JCEI entered into a note purchase agreement with certain holders of the JCEI Notes that beneficially own approximately 51.9% of the JCEI Notes. Pursuant to the note purchase agreement, these holders have agreed not to participate in the exchange offer and to exchange 100% of their JCEI Notes in a private exchange transaction expected to occur concurrently with the closing of the exchange offer.

Intercompany Loan. Following the closing of the New Term Loan, the Company and JCEI entered into a loan whereby the Company loaned approximately $24.0 million of the net proceeds from the New Term Loan to JCEI to use as the cash consideration for the public exchange offer and the private exchange. The loan bears interest at an annual rate of 1.5% payable-in-kind beginning 121 days after October 28, 2016 and has a maturity date of June 17, 2019.  Any proceeds from the loan that are not used in the exchange offer or the private exchange will be repaid to the Company.

Credit Facility Draw. On October 26, 2016, prior to entering into the New Term Loan, the Company drew $21.5 million from its Credit Facility to ensure availability of liquidity from the Credit Facility. As of November 2, 2016, subsequent to making the $24.0 million loan to JCEI as noted above and paying professional fees in connection with the New Term Loan, the Company had cash on-hand to be used for operating activities of approximately $42.0 million and availability under the Credit Facility of approximately $13.0 million. However, our ability to borrow these funds is limited to approximately $4.0 million pursuant to certain restrictions under the indenture governing our 2020 Notes.

Operating Revenues

We primarily earn revenues from the intrastate and interstate transportation of vehicles. Most of the operating revenue and expenses of the Company are significantly concentrated among three major customers: GM, Ford, and Toyota. We generate a significant portion of our revenue by transporting automobiles and light vehicles for our customers. Generally, we are paid per vehicle transported, per mile. We also derive revenue from fuel surcharges, yard management services, including rail loading and unloading activities, brokering of transportation of previously-owned vehicles, brokering of international shipments of cars, trucks, and construction equipment from various ports in the U.S. to various international destinations by third-party ships, and inspection and titles storage services for previously-owned and off-lease vehicles.

The main factors that affect our revenue are the number of vehicles manufactured by our customers, the type of vehicle models and the distance between origin location and destination location, the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of rigs operating and changes in fuel prices. These factors relate to, among other things, the U.S. economy, inventory levels, the level of rig capacity in our markets, customer demand by location for each vehicle model, timing of OEM production which can be affected by planned and unplanned plant shut-downs, changeovers and recalls, and our average length of haul. Volumes of vehicles transported in our Transport and Logistics segments can also be affected by inclement weather, particularly during the winter months, when such weather tends to slow the delivery of vehicles, which not only decreases vehicle delivery volumes, but also decreases driver productivity.

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

During the nine months ended September 30, 2016, the Company’s revenues were negatively impacted by an increase in OEM plant shut-downs due to decreased production of certain models to match marketplace demand, product holds due to OEM quality or safety issues and shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016. Management anticipates that the Company’s results for the fourth quarter of fiscal 2016 will continue to be impacted in a similar manner to that experienced in the third quarter due in part to expected flat or decreased production by its major customers.

During the first nine months of 2016, operating revenues decreased by 6.6%, or $36.1 million, as compared to the first nine months of 2015 primarily as a result (i) an 8.2% decrease in the volume of vehicles delivered mainly due to the closing of four of our terminals during the second quarter of 2016, two in Canada and two in the U.S., and an increase in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016, and (ii) a $17.1 million decrease in fuel surcharges received primarily due to a 5.1% decrease in the miles driven as well as the overall reduction in average diesel fuel prices throughout the U.S. The two main factors offsetting the decrease in revenues were the continuing impact of contractual increases in customer rates as well as an 8.6% increase in the Logistics segment’s operating revenues primarily due to a higher volume in the Company’s brokerage operations, inspection and title services during the first nine months of 2016.

OPERATING RESULTS

Financial Overview

Management evaluates operating performance based on revenue, operating income (loss), net income (loss), and EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. Our reported financial condition and results of operations have been converted to U.S. dollars for subsidiaries that have functional currencies of the Canadian dollar and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. When we refer to changes in foreign currency exchange rates, we are referring to the differences between the foreign currency exchange rates we use to translate our international operations’ results from local currencies into U.S. dollars for reporting purposes. The impacts of foreign currency exchange rate fluctuations are calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We use this method for all countries where the functional currency is not the U.S. dollar.

The following tables provide an overview based on selected unaudited condensed consolidated financial information of the Company, and a reconciliation of net loss to EBITDA and Adjusted EBITDA (non-GAAP financial measures, which are defined in footnote (a) below), and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating Revenues, Less Fuel Surcharge	$157,391	$177,883	$493,349	$512,280
Fuel Surcharge	5,785	10,102	14,787	31,881
Operating Revenues	163,176	187,985	508,136	544,161
Operating Income (Loss)	3,732	5,091	12,025	(12,619)
Net Loss	(8,554)	(9,920)	(20,826)	(52,063)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Net Loss to EBITDA
Net loss	$(8,554)	$(9,920)	$(20,826)	$(52,063)
Provision for income taxes	166	79	604	742
Interest expense, net	11,593	11,634	34,079	32,993
Depreciation and amortization	12,136	12,563	37,587	38,085
EBITDA (a)	$15,341	$14,356	$51,444	$19,757
Adjusted EBITDA Calculation
EBITDA (a)	$15,341	$14,356	$51,444	$19,757
Plus:
Other, net (b)	527	3,298	(1,832)	5,709
Legacy workers’ compensation charge (benefit) (c)	—	24	—	(59)
Loss on disposal of property and equipment	130	430	1,558	1,731
Professional fees (d)	70	152	144	576
Stock based compensation(e)	212	200	633	694
Severance and employment agreement charges (f)	796	231	1,528	410
Pension withdrawal liability (g)	—	342	2,863	579
Goodwill and intangible asset impairment (h)	—	—	—	15,352
Adjusted EBITDA (a)	$17,076	$19,033	$56,338	$44,749

(a)

EBITDA, a non-GAAP financial measure, represents income (loss) from continuing operations plus provision (benefit) for income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA, a non-GAAP financial measure,  as used herein is defined as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing core operating performance or are non-cash items such as: adjustments for legacy workers’ compensation charge (benefit) related to programs in-place prior to our current ownership; severance and employment agreement charges; professional fees associated with potential transactions and consummated acquisitions; goodwill and intangible asset impairments, pension withdrawal liabilities; stock based compensation; and other, net, primarily comprised of non-cash impact of foreign currency changes on certain intercompany notes that are other than long-term in nature. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. We present EBITDA and Adjusted EBITDA because we consider these measures to (a) be important supplemental measures of our performance; (b) provide more useful information to investors as indicators of our ability to meet our debt payments and working capital requirements; (c) provide an overall evaluation of our financial condition and (d) are frequently used by securities analysts, investors, lenders and other interested parties in the evaluation of companies in our industries with similar capital structures. We also use EBITDA and Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our business. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to that of other similarly titled measures reported by other companies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.

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

(b)	Primarily represents non-cash foreign currency transaction (gains) losses on intercompany loans denominated in currencies other than the reporting currency.
(c)

Represents the charge (benefit) taken for legacy workers’ compensation claims related to claims from the period January 1, 2008 through July 26, 2009, most of which were incurred prior to the acquisition of Jack Cooper by its current ownership group and we do not believe to be reflective of the Company’s ongoing operations as operated by the Company’s current management. Charges (benefits) are included in compensation and benefits on the condensed consolidated statements of comprehensive loss.

(d)

Represents charges for third-party legal, consulting and accounting expenses related to potential transactions and consummated acquisitions, and related diligence, which are included in selling, general, and administrative expenses in the condensed consolidated statements of comprehensive loss. We believe excluding professional fees associated with transactions outside the normal operations of the Company, which fluctuate based on factors unrelated to our ongoing business operations, provides for a more complete understanding of factors and trends affecting our business operations.

(e)

Represents the compensation expense for stock options granted during 2013, 2014 and 2015. The fair value of the options was determined using the Black-Scholes model. The expense is included in selling, general and administrative expenses on the condensed consolidated statements of comprehensive loss.

(f)

Represents costs under severance agreements and in accordance with labor agreements associated with the closure of four terminal locations and the elimination of certain corporate overhead roles for the nine months ended September 30, 2016, and the significant scaling back of operations at one terminal location for the nine months ended September 30, 2015. We believe these costs are not indicative of our ongoing operations and are excluded for purposes of facilitating a comparison of our operating performance on a constant basis from period to period.

(g)

Represents assessed and estimated partial and full multi‑employer defined benefit pension plan withdrawals. During the second quarter of 2016, the Company estimated it had triggered a $2.9 million full withdrawal liability, net of previously recorded partial withdrawal liabilities, from the Teamsters of Philadelphia and Vicinity Pension Plan, or the Philadelphia Plan, due to the closure of one terminal during the second quarter of 2016. We previously estimated that we had triggered a partial pension withdrawal liability and had a liability recorded of $3.5 million as of December 31, 2014 due to declines in contributions to the Philadelphia Plan during the periods since 2009. On July 9, 2015, the Company received a notification from the Philadelphia Plan of a partial withdrawal liability of $3.7 million related to the portion of the declines in contributions to the fund during the periods since 2009, and as a result the Company recorded $0.2 million of additional liability during the second quarter of 2015. On August 10, 2015, we received an assessment from the Western Conference Trust indicating we had a partial withdrawal liability of $3.4 million related to the portion of the declines in contributions to the fund during the periods between 2011 and 2013, and as a result we recorded $0.3 million of additional liability during the third quarter of 2015.

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Operating Revenues. Total operating revenues for the three months ended September 30, 2016 decreased by $24.8 million to $163.2 million from $188.0 million for the same period in 2015, a decrease of 13.2%. The decrease in operating revenues resulted from a $17.4 million decrease in the Transport segment’s revenues before fuel surcharges, a $4.3 million decrease in fuel surcharges, and a $3.1 million decrease in the Logistics segment’s revenues. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The decrease of $17.4 million, or 10.8%, in the Transport segment’s revenues before fuel surcharges was primarily a result of the closure of four of our terminals during the second quarter of 2016 as well as increases in OEM plant shut-downs, partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016, which continued through the third quarter of 2016. OEM plant shut-downs and terminal closures collectively contributed to an 11.2% decrease in the volume of vehicles we delivered and a 15.1% decrease in miles driven during the third quarter of 2016 as compared to the third quarter of 2015. In the fourth quarter of 2015, management made the determination to close two Canadian terminals due to continued losses attributable to those locations. In the second quarter of 2016, management made the determination to close two U.S. terminals due to continued losses attributable to those locations. The closure of these four terminals occurred during the second quarter of 2016. The decrease in the Transport segment’s revenues was partially offset by the continuing impact of price increases pursuant to contractual amendments we entered into with certain customers in the third quarter of 2015.

The decrease of $3.1 million, or 17.9%, in the Logistics segment’s revenues was primarily due to a decrease in volume in the shipment of cars, trucks and construction equipment by AES as a result of decreased demand for vehicles in West Africa, which is a primary market for AES’ services, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, partially offset by an increase in the rates and volumes of the Company’s inspection services.

Fuel surcharges included in revenues for the three months ended September 30, 2016 and 2015 were $5.8 million and $10.1 million, or 3.6% and 5.4%, of the Transport segment’s revenues, respectively. Fuel surcharges decreased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to the overall decrease in average diesel fuel prices throughout the U.S. as compared to the pre-determined customer index benchmarks as well as fewer miles driven in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Average diesel fuel prices throughout the U.S. were approximately $2.42 per gallon for the three months ended September 30, 2016 and $2.67 per gallon during the same period in 2015. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the first quarter of 2016 and the third quarter of 2015, with no corresponding changes in the customer-specific fuel surcharge rates.

Operating Expenses. Total operating expenses were $159.4 million and $182.9 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $23.5 million, or 12.8%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses. The Transport and Logistics segments’ operating expenses decreased by $21.8 million and $1.7 million, respectively, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

The following table details the operating expenses for the three months ended September 30, 2016 and 2015:

(in thousands)	2016	2015
Compensation and benefits	$84,597	$93,266
Fuel	12,631	16,172
Depreciation and amortization	12,136	12,563
Repairs and maintenance	12,240	14,223
Other operating expenses	25,983	32,897
Selling, general and administrative	11,727	13,343
Loss on disposal of property and equipment	130	430
Total	$159,444	$182,894

Compensation and Benefits. Compensation and benefits includes wages and benefits for drivers, maintenance and yard employees who are members of collective bargaining units, the majority of which are Teamsters. Benefit costs include health, welfare and pension contributions made to various multiemployer funds, costs for workers’ compensation insurance, and payroll taxes.

Compensation and benefits were $84.6 million and $93.3 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $8.7 million, or 9.3%. The decrease was attributable to an $8.7 million decrease from the Transport segment primarily due to lower wages paid to drivers as a result of fewer miles driven during the three months ended September 30, 2016.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $12.6 million and $16.2 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $3.6 million, or 22.2%. The decrease in fuel expense was due primarily to the overall decrease in average diesel fuel prices throughout the U.S. for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, in addition to the decrease in miles driven as noted above.

Depreciation and Amortization. Depreciation and amortization expense was $12.1 million and $12.6 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.5 million, or 4.0%. The decrease was attributable to a $0.5 million decrease from the Transport segment, as a result of lower average outstanding balances of depreciable assets in the current period than in the prior comparable period.

Repairs and Maintenance. Repairs and maintenance expense was $12.2 million and $14.2 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $2.0 million, or 14.1%. The expense was substantially attributable to the Transport segment and was lower during the third quarter of 2016 as compared to 2015 due to decreases in the amount of repairs required to Company rigs as a result of fewer miles driven during the third quarter of 2016.

Other Operating. Other operating expenses include rent expenses, license fees and taxes, vehicle insurance expenses, cargo claim loss expenses, general supplies, other miscellaneous expenses and brokerage fees paid for services performed on our behalf as part of our asset-light based logistics services, including payments for international shipments on third-party ships.

Other operating expenses were $26.0 million and $32.9 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $6.9 million, or 21.0%. The decrease was attributable to a $4.8 million decrease from the Transport segment and a $2.1 million decrease from the Logistics segment.

The decrease in the Transport segment’s other operating expenses was partially due to a $2.0 million dollar decrease in bad debt expense as a result of a write off in the three months ended September 31, 2015 in connection with a settlement of certain disputed fees with a customer, with no such write off in the current period. In addition, we also had a $0.8 million decrease in insurance expenses primarily as a result of a decline in cargo damages and a decrease in auto liability insurance costs due to the deployment of fewer active rigs during the three months ended September 30, 2016. Further contributing to the Transport segment’s decrease in other operating expense was a reduction in other general supplies and expenses of $1.0 million, primarily as a result of fewer miles driven during the three months ended September 30, 2016, as well as a $0.3 million decrease in rental expenses primarily as a result of the Company’s purchase of 180 rigs during 2015 that were previously operated under operating leases.

The decrease in other operating expenses was also due to the Logistics segment’s reduction in brokerage fees paid for international shipments in the amounts of $1.9 million, primarily as a result of fewer international shipments by AES during the three months ended September 30, 2016.

Selling, General and Administrative Expenses. Expenses reported within selling, general and administrative expenses on the consolidated statements of comprehensive loss consist of administrative salaries, benefits and related payroll taxes, as well as professional services and other miscellaneous administrative expenses. Selling, general and administrative expenses were $11.3 million and $13.3 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $2.0 million, or 15.0%. The decrease was mainly attributable to a $2.5 million decrease in selling, general and administrative expenses from the Transport segment, offset by a $0.5 million increase from the Logistics segment as a result of additional costs associated with the development of new potential business opportunities. The decrease at the Transport segment was primarily due to a $2.3 million decrease in professional service costs associated with consulting agreements related to our operational improvement initiatives in 2015.

Operating Income. Operating income was $3.8 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $1.3 million, or 25.5%. The decrease over the comparable period was primarily attributable to a decrease in revenue as a result of the closure of four of our terminals during the second quarter of 2016 as well as increases in OEM plant shut-downs, offset by decreases in compensation and benefits, other operating expenses and selling, general and administrative expenses, as described above.

Other Expense (Income).  Other expense (income) consists of interest expense, net and other income (expenses), net, the majority of which is attributable to foreign currency transaction gains and losses.

Interest expense, net was $11.6 million for the three months ended September 30, 2016 and 2015. Interest expense, net was directly comparable due to similar average outstanding debt balances in the comparable periods.

Other expense for the three months ended September 30, 2016 and 2015 was $0.5 million and $3.3 million, respectively, a decrease of $2.8 million. The decrease was attributable to smaller foreign currency transaction losses than in the prior comparable period associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the strengthening of the U.S. dollar.

Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2016 and 2015 was (2.0)% and (0.8)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. As of September 30, 2016 and December 31, 2015, we had $93.7 million and $85.4 million recorded for valuation allowances, respectively.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Operating Revenues. Total operating revenues decreased by $36.1 million to $508.1 million for the nine months ended September 30, 2016 from $544.2 million for the same period in 2015, a decrease of 6.6%. The decrease in operating revenues resulted from a $22.8 million decrease in the Transport segment’s revenues before fuel surcharges and a $17.1 million decrease in fuel surcharges, partially offset by a $3.8 million increase in the Logistics segment’s revenues. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The decrease of $22.8 million, or 4.9%, in the Transport segment’s operating revenues before fuel surcharges was primarily a result of the closure of four of the Company’s terminals during the second quarter of 2016 due to continued losses attributable to those locations as well as increases in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016. OEM plant shut-downs and terminal closures collectively contributed to an 8.2% decrease in the volume of vehicles we delivered and a 5.1% decrease in miles driven in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The Transport segment’s revenue decrease was partially offset by the continuing impact of price increases pursuant to contractual amendments we entered into with certain customers in the third quarter of 2015.

The Logistics segment’s operating revenues increased by $3.8 million, or 8.6%, for the nine months ended September 30, 2016, primarily due to higher volumes and rates in the Company’s inspection services and higher volumes in the Company’s brokerage operations, partially offset by a decrease in volume in the shipment of cars, trucks and construction equipment by AES during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Fuel surcharges included in the Transport segment’s revenues for the nine months ended September 30, 2016 and 2015 were $14.8 million and $31.9 million, or 2.9% and 5.9%, of the Transport segment’s revenues, respectively. Fuel surcharges decreased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to the overall decrease in average diesel fuel prices throughout the U.S. as compared to the pre-determined customer index benchmarks. Average diesel fuel prices throughout the U.S. were approximately $2.29 per gallon for the nine months ended September 30, 2016 and $2.86 per gallon during the same period in 2015. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the first quarter of 2016 and mid-contract price increases received in the third quarter of 2015, with no corresponding changes in the customer-specific fuel surcharge rates.

Operating Expenses. Total operating expenses were $496.1 million and $556.8 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $60.7 million, or 10.9%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses. The Transport and Logistics segments’ operating expenses decreased by $47.7 million and $13.2 million, respectively, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

The following table details the operating expenses for the nine months ended September 30, 2016 and 2015:

(in thousands)	2016	2015
Compensation and benefits	$261,703	$273,440
Fuel	38,719	52,088
Depreciation and amortization	37,587	38,085
Repairs and maintenance	38,193	39,896
Other operating expenses	82,727	93,445
Selling, general and administrative	35,624	42,743
Loss on disposal of property and equipment	1,558	1,731
Goodwill and intangible asset impairment	—	15,352
Total	$496,111	$556,780

Compensation and Benefits. Compensation and benefits were $261.7 million and $273.4 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $11.7 million, or 4.3%. The decrease in compensation and benefits was attributable to a $12.0 million decrease from the Transport segment, partially offset by a $0.3 million increase from the Logistics segment. The primary factors leading to the decrease from the Transport segment were lower wages paid to drivers as a result of decreased volume of vehicles delivered during the nine months ended September 30, 2016, partially offset by a $0.2 million increase in group insurance expenses within the Logistics segment recorded during the nine months ended September 30, 2016.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $38.7 million and $52.1 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $13.4 million, or 25.7%. The decrease in fuel expense was due primarily to the overall decrease in average diesel fuel prices throughout the U.S. for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Depreciation and Amortization. Depreciation and amortization expense was $37.6 million and $38.1 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $0.5 million, or 1.3%. The decrease was attributable to a $0.5 million decrease from the Logistics segment, and is a result of lower average outstanding balances of depreciable intangible assets in the current period as compared to the prior period.

Repairs and Maintenance. Repairs and maintenance expense was $38.2 million and $39.9 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $1.7 million, or 4.3%. The expense was substantially attributable to the Transport segment and was lower due to decreases in the amount of repairs required to Company rigs as a result of fewer miles driven during the current comparable period.

Other Operating. Other operating expenses were $82.7 million and $93.4 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $10.7 million, or 11.5%. The decrease was attributable to a $12.0 million decrease from the Transport segment and a $1.3 million increase from the Logistics segment.

The Transport segment’s other operating expenses included a $1.7 million decrease in insurance expenses mainly due to fewer cargo losses during the period and a $2.0 million decrease in vehicle rental expense primarily due to fewer rigs being leased in the nine month period ended September 30, 2016 as a result of the Company’s purchase during 2015 of 180 rigs previously operated under operating leases. Further contributing to the Transport segment’s decrease in other operating expense was a $3.9 million decrease in lodging, tolls, utilities and other operating supplies and expenses as well as a reduction in other general supplies and expenses of $2.0 million, primarily as a result of fewer miles driven, operational efficiencies implemented since the prior comparable period and the Company’s continued emphasis on cost reductions. Additionally, the Transport segment’s decrease in other operating expense in the current comparable period included a $0.9 decrease in bad debt expense and $0.5 decrease in license, other taxes and fees.

The Logistics segment experienced increases in brokerage fees paid on used vehicles of $1.2 million, mainly due to increased used vehicle brokerage volumes during the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.6 million and $42.7 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $7.1 million, or 16.6%. The decrease was mainly attributable to an $8.6 million decrease in selling, general and administrative expenses from the Transport segment, offset by a $1.2 million and a $0.3 million increase from the Logistics segment and for corporate expenses, respectively. The decrease at the Transport segment was primarily due to a $9.1 million decrease in professional service costs associated with consulting agreements related to our operational improvement initiatives in 2015. The increase at the Logistics segment was primarily due a $0.4 million increase in communications expenses and professional services.

Goodwill Impairment. During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES resulting in an impairment charge of $14.2 million of goodwill impairment and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that were below the Company’s previous projections, partially as a result of increased price competition and weak export demand for vehicles to Nigeria, a major market within which AES operates. The Company did not recognize any goodwill or intangible asset impairment for the nine months ended September 30, 2016.

Operating Income (Loss). Operating income was $12.0 million for the nine months ended September 30, 2016, compared to an operating loss of ($12.6) million for the same period in 2015, an improvement of $24.6 million, or 195.2%. The improvement over the comparable period was primarily attributable to the recognition of a goodwill impairment during the nine months ended September 30, 2015 with no comparable charge during the nine months ended September 30, 2016, as well as the continuing effect of the increased contractual rates agreed to with certain customers and operational efficiencies and cost reductions implemented since the prior comparable period.

Other Expense (Income).  Other expense (income) consists of interest expense, net and other expenses (income), net, the majority of which is attributable to foreign currency transaction gains and losses.

Interest expense, net was $34.1 million for the nine months ended September 30, 2016, compared to $33.0 million for the same period in 2015, an increase of $1.1 million, or 3.3%. The increase in interest expense, net was a result of the interest paid on the outstanding Term Loan balance during the nine months ended September 30, 2016, which was not outstanding for the same length of time during the nine months ended September 30, 2015.  The increase was offset by a decrease in the interest rate applicable to the outstanding 2020 Notes balance during the nine months ended September 30, 2016 as a result of the completion of the exchange offer on June 13, 2016.

Other income was $1.8 million for the nine months ended September 30, 2016, compared to other expense of $5.7 million for the nine months ended September 30, 2015, an increase of $7.5 million, and consisted primarily of foreign currency transaction gains primarily associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the weakening of the U.S. dollar over the comparable period.

Provision for Income Taxes. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was (3.0)% and (1.4)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. As of September 30, 2016 and December 31, 2015, we had $93.7 million and $85.4 million recorded for valuation allowances, respectively.

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

We project that cash generated by our operating activities, borrowings under our Credit Facility and cash of approximately $12.0 million from the New Term Loan, net of the intercompany loan to JCEI of $24.0 million and after estimated professional fees in connection with the New Term Loan and the public exchange offer and private exchange, will be sufficient to satisfy our core cash needs over the next twelve months. Additionally, subsequent to September 30, 2016, we drew $21.5 million from our Credit Facility, which, when combined with the net proceeds from the New Term Loan as well as existing cash balances, resulted in approximately $42.0 million of cash available for the Company’s operating activities as of November 2, 2016. As a result of these actions, on November 2, 2016, we had availability under the Credit Facility of approximately $13.0 million. However, our ability to borrow these funds is limited to approximately $4.0 million pursuant to certain restrictions under the indenture governing our 2020 Notes.

Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital, or engage in asset sales.

During the nine months ended September 30, 2016, approximately 44%,  29%, and 10% of our revenues were from our three largest customers, GM, Ford, and Toyota, respectively. As discussed above, our largest customers have expressed concern about our financial condition and our significant leverage and have indicated that they are closely monitoring our financial situation as they consider our position as a significant supplier to them.  We believe that our recent loss of businesses related to certain traffic lanes from one of our three largest customers during the bidding process this year was in-part related to their concerns about our significant leverage. We estimate that the lost business will result, starting in 2017, in annual revenue declines of between $14 million and $16 million and reduced earnings of between $3.5 million and $4.5 million. Further, under our current contract with another one of our three largest customers, which expires in December 2018, the customer has the right to terminate or renegotiate the terms of the agreement if we have failed to achieve a Debt to EBITDA ratio, as defined in the agreement, of 3.3x as of December 31, 2016. Our Debt to EBITDA ratio as defined by the agreement for the last twelve months ended September 30, 2016 was 10.0x. That same customer has further indicated to our management that unless we begin to address our leverage as required by the contract and provide them with assurances regarding our continued financial stability by the end of 2016, they will seek to diversify their suppliers of transport services, will enforce this contract provision and will move a large portion of their transport business currently managed by us to other suppliers. We are engaged in ongoing discussions with that customer and other customers about our financial position, and also believe that concerns about our financial condition are impeding some of our customers from entering into extended terms of service agreements with us.

The exchange offer and private exchange recently commenced are intended to address the concerns that our customers have expressed to us; however, these exchanges will not bring us into compliance with the aforementioned contract provision as of December 31, 2016. Although we intend to continue to explore additional capital transactions following the exchanges to bring us in compliance with the customer contract provision and reduce our indebtedness, there can be no assurance that we will be successful in achieving such goal. Accordingly, there can be no assurance that completion of the exchanges, or any future transaction, will otherwise satisfy our customers’ concerns and that they will not move a significant portion of our business to other suppliers. Changes in customer sales volumes can impact our ability to borrow against our Credit Facility, which is collateralized in-part by our customer account receivables.

In addition, we incurred additional debt in connection with the issuance of the New Term Loan, which will increase our cash interest payment obligations going forward by an estimated $4.3 annually. We intend to pursue a wide variety of alternatives to reduce our indebtedness, and routinely evaluate  market conditions and the availability of additional financing in the form of debt and equity capital and intend to seek additional funding when conditions are appropriate, and further may conduct near term and long term capital raises, financing and refinancing transactions, restricted payment transactions, and other strategic or financing transactions, including, without limitation, near term and long term high-yield offerings and other debt offerings, private and public equity offerings (including an initial public offering), redemptions, repurchases, dividends, distributions, other transactions with respect to the Company’s debt, equity, and/or derivative securities and corporate reorganizations, acquisitions, divestitures and mergers. The availability of additional financing or equity capital will depend on our financial condition and results of operations as well as prevailing market conditions. There can be no assurance that we will be able to incur additional debt or refinance our existing debt as it becomes due or that we will receive additional equity capital.

Because the Credit Facility provides short term working capital needs as necessary, we have classified borrowings thereunder within short term liabilities on our consolidated balance sheets. As we repay the $53.1 million outstanding under the Credit Facility at September 30, 2016, we will incur new borrowings for working capital needs and expect to have an outstanding balance under the Credit Facility as of December 31, 2016.

The following table is presented as a measure of components contributing to our liquidity and financial condition as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and 2015:

	September 30,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$3,798	$2,571
Working capital deficit	(63,089)	(60,344)
Amounts available under Credit Facility	40,338	39,289
Long-term debt, including current maturities and Credit Facility (excluding deferred financing costs)	504,209	503,349
Stockholders’ deficit	(315,284)	(293,431)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Depreciation and amortization	$37,587	$38,085
Capital expenditures	15,238	25,650
Cash flows provided by operating activities	15,790	15,605
Cash flows used in investing activities	(12,987)	(24,866)
Cash flows provided by (used in) financing activities	(1,411)	10,518

Summary of Sources and Uses of Cash. Cash and cash equivalents increased $1.2 million to $3.8 million at September 30, 2016 from $2.6 million at December 31, 2015. Significant sources of cash during the nine months ended September 30, 2016 included net borrowings of an additional $2.5 million under our Credit Facility, net loss exclusive of non-cash items of $19.3 million and $2.3 million in proceeds from the sale of property and equipment. Significant uses of cash included $15.2 million of capital expenditures, $0.2 million in deferred financing costs, $3.6 million of principal payments on long-term debt, $3.0 million of changes in non-current assets and liabilities and $0.5 million in working capital adjustments.

Capital Expenditures, Acquisitions and Other Investing Activities.  Cash flows used in investing activities were $13.0 million and $24.9 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, net cash used in investing activities consisted of $15.2 million of capital expenditures, partially offset by $2.3 million from the proceeds from the sale of property and equipment. For the nine months ended September 30, 2015, net cash used in investing activities consisted of $25.7 million of capital expenditures, partially offset by $0.6 million from the proceeds from the sale of property and equipment. Capital expenditures during the nine months ended September 30, 2016 and 2015 included $13.2 million and $18.5 million, respectively, for purchases of new carrier revenue equipment and improvements to existing carrier revenue equipment. Capital expenditures for revenue equipment decreased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as a result of the Company’s $5.8 million purchase during 2015 of 180 rigs previously operated under operating leases.

Financing Activities, Debt and Related Covenants.  Cash flows used in financing activities were $1.4 million for the nine months ended September 30, 2016, compared to cash flows provided by financing activities of $10.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net cash provided by financing activities was primarily attributable to $2.3 million in additional net borrowings under the Credit Facility, partially offset by principal payments on long-term debt of $3.6 million and payment of deferred financing costs of $0.2 million. For the nine months ended September 30, 2015, net cash provided by financing activities was primarily attributable to proceeds from the issuance of the Term Loan of $60 million, net of the original issuance discount, and proceeds from the issuance of an intercompany note of $1.5 million, partially offset by $41.7 million in additional net repayments on the Credit Facility, principal payments on long-term debt of $6.9 million and payment of deferred financing costs of $2.4 million.

The change in the amount outstanding under the Credit Facility as of September 30, 2016, as compared to December 31, 2015, was the result of additional net borrowings of $2.5 million. The average outstanding Credit Facility balance during the nine months ended September 30, 2016 was $62.9 million, which had a weighted average interest rate of approximately 3.12%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and increases in fuel prices.

Risk from Interest Rates. At September 30, 2016, we had outstanding long-term debt totaling $504.2 million (including bond premium and discount, and excluding deferred financing costs), $113.8 million of which was outstanding under the Term Loan and the Credit Facility and is subject to variable interest rates, subject, in the case of the Term Loan, to a minimum LIBOR rate of 3.0%. We utilize the Credit Facility borrowings to meet our working capital needs. Assuming the Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would result in a corresponding change to our annual interest expense of $0.2 million per year, considering the effect of the minimum LIBOR rate on the Term Loan.

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

Risk from commodity exposure. We have commodity exposure with respect to diesel fuel used in Company-owned and leased rigs. Increases in fuel prices will raise our operating costs, even though historically we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. Average diesel fuel prices throughout the U.S. were approximately $2.29 per gallon for the nine months ended September 30, 2016 and $2.86 per gallon during the same period in 2015.  We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We have not used derivative financial instruments to hedge our fuel price exposure in the past.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  The discussion of such risks and uncertainties may be found under the risk factors set forth in the Registration Statement and our prospectus included therein dated May 12, 2016, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

JACK COOPER HOLDINGS CORP.
(Registrant)

Date: November 8, 2016	By	/s/ T. Michael Riggs
T. Michael Riggs, Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By	/s/ Kyle A. Haulotte
Kyle A. Haulotte, Chief Financial Officer (Principal Financial Officer)

ITEM 6.  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1

Agreement and Plan of Merger, by and among Jack Cooper Holdings Corp., Jack Cooper Enterprises, Inc. and JCHC Merger Sub, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1

Certificate of Incorporation of Jack Cooper Holdings Corp. dated November 24, 2010 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.2

Certificate of Amendment to Certificate of Incorporation of Jack Cooper Holdings Corp., dated December 7, 2010 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.3

Certificate of Elimination of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock of Jack Cooper Holdings Corp., dated May 9, 2014 (incorporated by reference to Exhibit 3.1.3 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.4

Certificate of Merger of JCHC Merger Sub, Inc. with and into Jack Cooper Holdings Corp., dated June 5, 2014 (incorporated by reference to Exhibit 3.1.4 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.2

Bylaws of Jack Cooper Holdings Corp. dated November 29, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1

Indenture as to 9.25% Senior Secured Notes due 2020 dated June 18, 2013 by and among the Company, the Guarantors listed therein and U.S. Bank National Association, as Trustee and collateral agent (including form of Global Note) (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1.1

First Supplemental Indenture by and among Jack Cooper Holdings Corp., the Guarantors listed therein and U.S. Bank National Association, as Trustee and Collateral Agent, dated December 27, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1.2

Second Supplemental Indenture by and among Jack Cooper Holdings Corp., the Guarantors named therein and U.S. Bank National Association, dated January 7, 2014 (incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2

Registration Rights Agreement dated June 18, 2013 (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2.1

Registration Rights Agreement by and among Jack Cooper Holdings Corp., Wells Fargo Securities, LLC and Barclays Capital Inc., dated November 7, 2013 (incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2.2

Joinder No. 1 dated December 13, 2013, to the Registration Rights Agreement dated June 18, 2013 by and among the Company, Wells Fargo Securities, LLC and Barclays Capital Inc. (incorporated by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.3

Warrant Agreement, dated October 28, 2016, by and among Jack Cooper Enterprises, Inc., Sola LTD, Ultra Master LTD and Solus Opportunities Fund 5 LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2016)

10.1

Credit Agreement, dated October 28, 2016, by and among Jack Cooper Holdings Corp., as borrower, the lenders signatory thereto, as lenders, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2016)

10.2

Amendment No. 2 to the Credit Agreement, dated as of October 28, 2016, by and among Jack Cooper Holdings Corp., as borrower, certain subsidiaries of Jack Cooper Holdings Corp., as guarantors, the lenders party thereto and MSDC JC Investments, LLC, as agent for lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2016)

10.3

Amendment Number Four to Amended and Restated Credit Agreement, dated October 28, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, as agent for the lenders, Jack Cooper Holdings Corp. and certain of its subsidiaries, as borrowers, and the guarantors identified on the signature ages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2016)

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