Form 10-K
period 2016-12-31
Jack Cooper Holdings Corp.
filed 2017-03-22
CIK 1655780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________________________________

FORM 10-K

_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-210698

_____________________________________________________________

Jack Cooper Holdings Corp.

(Exact name of registrant as specified in its charter)

 _____________________________________________________________

Delaware	26-4822446
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

1100 Walnut Street, Suite 2400, Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)

(816) 983 4000

(Registrant’s telephone number, including area code)

 _____________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ◻NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ◻NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ◻    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2016, was $0. As of March 22, 2017, there were outstanding 100 shares of the Registrant’s common stock, all of which were issued to the Registrant’s parent company.

DOCUMENTS INCORPORATED BY REFERENCE

None

CONTENTS PAGE

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “would,” “target,” “project,” “understands,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential” and/or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should review carefully these sections of this Annual Report on Form 10-K for a more complete discussion of these risks and other factors that may affect our business. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we do not undertake any obligation to update publicly any such statements.

iii

PART I

ITEM 1: BUSINESS

As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates, references to “JCHC,” “the Company,” “our Company,” “we,” “our” and “us” refer to Jack Cooper Holdings Corp. and its subsidiaries and affiliates.

Business Overview

We are a growth‑oriented, specialty transportation and other logistics provider and the largest over‑the‑road finished vehicle logistics (“FVL”) company in North America. Through our Transport and Logistics segments, we provide premium asset‑heavy and asset‑light solutions to the global new and previously owned vehicle (“POV”) markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers (“OEMs”) and fleet ownership companies, remarketers, dealers, and auctions. We believe several factors, including healthy end‑markets, ongoing optimization of our network, recently passed federal legislation, innovation in our asset‑light Logistics segment, and opportunistic acquisitions, will drive growth in our business.

Our largest customers include General Motors Company (“GM”),  Ford Motor Company (“Ford”) and Toyota Motor Sales, USA, Inc. (“Toyota”) for whom we have provided services for 88, 24, and 37 years, respectively. We have become a trusted provider for our OEM customers, working closely with them on their transport and other logistics needs. In 2011, as a demonstration of our operational excellence and service, we were the first‑ever auto carrier and one of just 68 companies among GM’s approximately 20,000 suppliers to receive the GM Supplier of the Year Award. We repeated this accomplishment in 2013, when 82 companies received the award. Also, in May 2014, Ford’s chief executive officer presented us with the Ford 2013 World Excellence Award, in 2015, we received the award for Outstanding Performance from GM Remarketing, and in 2016, we were named Port Carrier of the Year by Wallenius Wilhelmsen Logistics, a third- party logistics provider for Nissan. In addition, we are the primary third‑party logistics provider for Ford Vehicle Remarketing, further emphasizing the strength of our relationship as well as demonstrating our presence in the remarketed vehicle market. We are focused on strengthening our core asset‑intensive transport and complementary asset‑light logistics business that makes us who we are today.

Our Transport segment is the market leader in over‑the‑road FVL. We deliver finished vehicles from manufacturing plants, vehicle distribution centers (“VDCs”), seaports, and railheads to new vehicle dealerships. As of December 31, 2016, we operate a fleet of 2,050 active rigs and a network of 53 strategically located terminals across the United States and Canada. We operate in the short haul segment of the U.S. automotive transportation market for primarily new vehicles and to a lesser extent POVs. We haul four and two‑door automobiles, light trucks, sport utility vehicles, and transit vans. In 2016, we transported over 3.7 million finished vehicles, which we believe is significantly higher than the number of units transported by our nearest competitor.

Our Logistics segment provides a range of asset‑light services to the POV market, including inspections, automated claims management, title and key storage services, brokerage and export services, port processing, third‑party logistics management, and other technical services. We believe we are one of the largest inspectors of used vehicles in the United States. We independently report on the condition of POVs to both close the lessee‑lessor contracts (e.g., when a POV is returned to a dealership by a customer) and to remarket the vehicle through both wholesale and retail channels. We also help our customers move vehicles to and from dealerships, inspection lots, auctions, and overseas markets by coordinating transportation from third-party trucking, rail, or ocean shipping providers. We further provide value added services across the supply chain, such as our vehicle inspection application, PhotoBooth, which provides high‑definition photo technology to vehicle dealers and remarketers who, for marketing purposes, normally take a large number of photos of each vehicle they plan to sell. We intend to further diversify across the FVL value chain and build interdependency with our customers by growing and expanding our logistics services.

We have a track record of transformative acquisitions and plan to continue to evaluate attractive complementary businesses as part of our specialty transportation expansion strategy. Since 2008, we have completed five acquisitions, including the acquisition of substantially all of the assets of Allied Systems Holdings, Inc. (the “Allied Acquisition”) and certain of its wholly-owned subsidiaries (the “Allied Sellers”) in December 2013, following which we solidified our position as the largest over‑the‑road FVL provider in North America and as one of the leading FVL providers. We believe we are ideally positioned to capitalize on favorable growth in the global FVL industry, which includes all modes of transportation, whether truck, rail, or ship. Additionally, we believe that we are well positioned to expand into other related industries that require highly specialized or customized asset‑heavy and asset‑light solutions. We plan to leverage the core competencies we have developed in running our FVL business to ultimately become a leading player in several specialty transportation markets.

We have two reportable segments, the Transport segment and the Logistics segment. The Transport segment includes the following companies:

•

Jack Cooper Transport Company, Inc. (“Jack Cooper”), founded in 1928, started as a carrier for GM products in Kansas City, Missouri. As of December 31, 2016, Jack Cooper had 53 terminals primarily in the Midwestern and Eastern half of the U.S. and Canada. Jack Cooper is the parent of Auto Handling Corporation (“Auto Handling”), Pacific Motor Trucking Company (“Pacific”) and Jack Cooper Transport Canada, Inc. (“JCT Canada”).

•

Auto Handling, established in 1972, provides yard management services at six Jack Cooper terminals, including rail loading and unloading, receiving vehicles at manufacturing plants, shuttling and baying of vehicles, and scanning and dispatching vehicles.

•	Pacific, a transport company, had principal operations on the west coast of the United States. Pacific discontinued its operations during the second quarter of 2015.
•

JCT Canada, established in January 2010, and its subsidiaries: Jack Cooper Canada 1 Limited Partnership and Jack Cooper Canada 2 Limited Partnership. Together, JCT Canada operates 12 terminals across Canada.

The Logistics segment is comprised of the following companies:

•

Jack Cooper Logistics, LLC (“JCL”) established on November 9, 2010 to engage in the global non‑asset based automotive supply chain for new and used finished vehicles. JCL has the following subsidiaries:

•	Axis Logistics Services, Inc., which was formed in connection with the Allied Acquisition, conducts a brokerage business.
•	Jack Cooper CT Services, Inc., which was formed in connection with the Allied Acquisition, provides vehicle inspection and title storage services for pre‑owned and off‑lease vehicles.
•

Auto Export Shipping, Inc. (“AES”) was acquired on June 10, 2011 to provide the brokering of the international shipment of cars and trucks from various ports in the U.S. to various international destinations on third‑party ships.

•	Jack Cooper Rail & Shuttle, Inc., which was formed in connection with the Allied Acquisition, provides shuttle services to local rail yards.
•

CarPilot, Inc., which was formed in April 2016 to facilitate a marketplace where consumers who seek the delivery of their vehicles to certain destinations can be matched with independent contractors willing to drive those vehicles to such destinations.

•	JCH Mexico, a Mexican entity (“AXIS Mexico”) provides logistics services to new vehicle manufacturers and rail and truck transportation companies in Mexico. Its subsidiaries include:
•	AXIS Operadora Hermosillo S.A., which is 99.998%‑owned by JCH Mexico, a holding company, and .002%‑owned by JCL;
•	AXIS Operadora Mexico S.A., which is 99.998%‑owned by JCH Mexico and .002%‑owned by JCL;

•	AXIS Operadora Guadalajara S.A., which is 99.998%‑owned by JCH Mexico and .002%‑owned by JCL;
•	AXIS Operadora Monterrey S.A., which is 99.998%‑owned by JCH Mexico and .002%‑owned by JCL; and
•	AXIS Logistica S. de R.L., which is 99%‑owned by JCH Mexico and 1%‑owned by JCL.

For financial information concerning our reportable segments and geographic regions, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Financial Statements and Supplementary Data.”

Company History

The Company was originally formed as IEP Carhaul LLC, a Delaware limited liability company, on May 6, 2009, and subsequently changed its name to Jack Cooper Holdings LLC on June 1, 2010 through a corporate reorganization. On November 29, 2010, the Company converted its corporate structure from a limited liability company to a corporation and changed its name to Jack Cooper Holdings Corp.

Originally, our automotive transportation business was the product of the combination of two companies in the automotive carrier sector, Active Transportation Company LLC and Jack Cooper, which were acquired in January 2008 and May 2009, respectively. In March 2011, we added DMT Trucking, Inc., a carhaul transportation company, and on December 27, 2013, we completed the Allied Acquisition.

The Allied Sellers were debtors in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the district of Delaware and in certain cases under Part IV of the Companies’ Creditors Arrangement Act pending in the Canadian Bankruptcy Court. Allied’s assets included 2,191 rigs, including approximately 831 active rigs, certain receivables and real property. Further, as a result of the Allied Acquisition, we increased the number of terminal locations that we operate by 17 active terminals in the U.S., of which three were combined with existing terminals of Jack Cooper, and ten terminals in Canada, which resulted in a net addition of 24 transport terminal locations to Jack Cooper’s then existing transport terminal base. We also created or acquired new operating companies including: Axis Logistic Services, Inc., Jack Cooper CT Services, Inc., Jack Cooper Rail & Shuttle, Inc., Axis Mexico and two new Canadian operating companies.

In connection with the notes offering discussed below, on June 5, 2014, the Company completed a merger (the “Merger”), pursuant to which JCHC became a wholly-owned subsidiary of Jack Cooper Enterprises, Inc. (“JCEI”) and the stockholders of JCHC immediately prior to the Merger became the stockholders of JCEI. JCEI has no material operating activities other than being the sole stockholder of JCHC and as described below.

On June 10, 2014, JCEI issued and sold $150 million aggregate principal amount of its 10.50%/11.25% Senior PIK Toggle Notes due 2019 (the “JCEI Notes”) through a private placement pursuant to Rule 144A. As permitted by Section 4.3 of the indenture governing the JCEI Notes (the “JCEI Indenture”), the consolidated financial statements presented herein are those of JCHC and we include JCEI consolidating information in a footnote to the consolidated financial statements of JCHC.

Key 2016 Events

Solus Term Loan

On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan facility with Wilmington Trust, National Association, as agent for certain funds affiliated with, or managed by, Solus Alternative Asset Management LP (collectively, “Solus”) as the lenders thereto (the “Solus Term Loan”). The Solus Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The Solus Term Loan will mature on October 28, 2020, subject to a springing maturity as more fully described in the Solus Term Loan credit agreement. The Solus Term Loan is secured by substantially all of the assets of the Company and its domestic subsidiaries on a subordinated basis to the liens securing the Credit Facility and the MSD Term Loan. Approximately $24.0 million of the proceeds from the Solus Term Loan were loaned to JCEI to be used to fund the cash portion of the consideration for the

Public Exchange Offer and the Private Exchange, as described below. In connection with the Solus Term Loan, certain entities affiliated with, or managed by, Solus were issued an aggregate of 74,046 warrants to purchase shares of the non-voting Class B Common Stock of JCEI, at an exercise price of $0.01 per share.

Public Exchange Offer

On November 1, 2016, JCEI commenced an unregistered offer to exchange (the “Public Exchange Offer”) up to $80,450,000 of JCEI Notes for (i) cash and (ii) warrants to purchase shares of Class B Common Stock of JCEI, par value $0.0001 per share (the “Class B Common Stock”), that are each exercisable into one share of Class B Common Stock (the “Exchange Warrants”). In the Public Exchange Offer, for each $1,000 of principal amount of JCEI Notes exchanged, the tendering holder received (i) $125 in cash (or $135 in cash if such holder tendered prior to the early tender deadline), and (ii) 3.5783 warrants to purchase shares of JCEI’s Class B Common Stock. $34.3 million aggregate principal amount of JCEI Notes were tendered in the Public Exchange Offer. The aggregate consideration transferred for the tendered JCEI Notes through the Public Exchange Offer was $4.4 million of cash and 122,608 Exchange Warrants.

Concurrent Private Exchange

Concurrent with the commencement of the Public Exchange Offer, JCEI entered into a note purchase agreement (the “Note Purchase Agreement”) with certain holders (including the T. Michael Riggs Irrevocable Trust) of the JCEI Notes (the “Private Exchange Noteholders”) that beneficially own approximately 51.9% of the JCEI Notes ($96.9 million aggregate principal amount of JCEI Notes). Pursuant to the Note Purchase Agreement, the Private Exchange Noteholders agreed not to participate in the Public Exchange Offer and to exchange 100% of their JCEI Notes in a private exchange transaction which occurred concurrently with the closing of the Public Exchange Offer. The exchange by the Private Exchange Noteholders is referred to herein as the “Private Exchange”. As consideration for the exchange of their JCEI Notes, concurrently with the closing of the Public Exchange Offer, the Private Exchange Noteholders received (i) cash in the amount of $135 per $1,000 of JCEI Notes exchanged, which the aggregate amount of approximately $13.1 million was placed into escrow for the benefit of the Private Exchange Noteholders concurrently with the execution of the Note Purchase Agreement, and (ii) their pro rata portion of 346,804 Exchange Warrants. In addition, because the Public Exchange Offer was not fully subscribed, the Private Exchange Noteholders also received their pro rata portion of an additional amount of cash equal to the total amount of cash offered in the Public Exchange offer less the cash used in the Public Exchange Offer. The aggregate consideration transferred for the JCEI Notes tendered through the Private Exchange was $19.6 million of cash and 346,804 Exchange Warrants.

The exchange transactions resulted in (i) the retirement of $34.3 million aggregate principal amount of JCEI Notes through the Public Exchange, and (ii) the retirement of $96.9 million aggregate principal amount of the JCEI Notes through the Private Exchange, resulting in a total of $131.1 million of JCEI Notes being retired during 2016.

Intercompany Loan

Following the closing of the Solus Term Loan, the Company and JCEI entered into a loan whereby the Company loaned approximately $24.0 million of the net proceeds from the Solus Term Loan to JCEI to use as the cash consideration for the Public Exchange Offer and the Private Exchange. The loan bears interest at an annual rate of 1.5% payable-in-kind beginning 121 days after October 28, 2016 and has a maturity date of June 17, 2019.

Terminal Closures

In the fourth quarter of 2015, management made the determination to close two Canadian terminals due to continued losses attributable to those locations. The closure of the terminals occurred during the second quarter of 2016. Further, also during the second quarter of 2016, the Company closed two U.S. terminals due to not meeting management’s performance expectations. As a result of one of the U.S. closures the Company estimated it had triggered a $2.9 million full withdrawal liability, net of previously recorded partial withdrawal liabilities, from the Teamsters of Philadelphia and Vicinity Pension Plan, or the Philadelphia Plan.

Industry Overview

We operate in the global FVL industry. Our industry includes (i) the process through which new and used vehicles are transported from a point of origin to a final destination and (ii) value‑added logistics services that are performed on vehicles while they are in transit to their final destination. According to the distance between a vehicle’s point of origin and its destination, over‑the‑road truck carriers either transport vehicles directly from origin to destination or work in concert with railroads and/or seafaring vessels to deliver vehicles. Value‑added logistics services performed in the FVL industry include yard management, port processing, technical services, inspections and third‑party logistics management services.

The vehicle transportation segment of the FVL industry is typically split into two main markets: the original equipment manufacturer FVL market (the “OEM FVL” market), which transports new vehicles, and the previously owned vehicle, also called remarketed, FVL market (the “POV FVL” or “remarketed FVL” market), which transports used vehicles. Vehicles transported in the OEM FVL market are shipped by automotive manufacturers, while used vehicles transported in the POV FVL market are typically shipped by commercial auction houses, rental car companies and auto dealer groups. The total number of vehicles transported in the OEM FVL market can be represented by the seasonally adjusted annual rate (“SAAR”), of U.S. new light vehicle sales, which totaled approximately 18.4 million vehicles in 2016, plus those vehicles that are produced for export markets. In the case of the POV FVL market, while between 40 million and 42 million used vehicles change hands on average on an annual basis, an estimated 27 million vehicles require transportation services, according to Freedonia Group, Inc. (“Freedonia”).

The distance from a new vehicle’s point of origin to its final delivery point typically determines the means of transportation that will carry it to its final destination. According to Freedonia, if vehicles that are both produced and purchased domestically have an ultimate destination that is 350 miles or more from its origin, the vehicle is transported from its origin by rail to a rail yard near its final destination where it is then transported by car haul rig to its final destination. Conversely, if that vehicle’s final destination is less than 350 miles from its origin, a car‑hauler transports the vehicle directly to an auto dealership. Management believes that while historically a large percentage of new vehicles were transported by railroads for the longest legs (above 350 miles), virtually all finished vehicles will be transported by car‑haul at some point in the finished vehicle supply chain.

The FVL industry also incorporates a wide array of value‑added services performed on vehicles while they are in transit to their final destination. These services include yard management, port processing, automated claims management, technical services, key and title storage services, inspections and third‑party logistics management services.

Yard Management Services—Yard management services include rail loading and unloading, receiving vehicles from manufacturing plants, shuttling and baying of vehicles, and scanning and dispatching vehicles.

Port Processing Services—Port processors receive vehicles shipped to ports and process them for distribution via truck or rail. Services provided by port processors include inventory management, storage, vehicle preparation and transport scheduling.

Automated Claims Management—Automated claims management services include determining at which link of the supply chain damage to a vehicle occurred and tracking the development of each cargo damage recovery claim all the way through collections.

Technical Services—Technical services include a variety of services, including accessory fittings and installations, repairs, storage management, vehicle washing, cleaning services, parts handling and surveys.

Key Storage Services—Key storage services include the storage and inventory of keys for leased vehicles on behalf of rental companies.

Title Storage Services—Title storage services consist of providing secured storage, processing and shipment of titles to the point of sale for remarketed vehicles.

Inspection Services—Inspection services include inspections on shipped vehicles in order to limit their liability as transportation modes change as well as inspections aimed at determining the overall condition of an asset to both settle a lessee-lessor contract, such as for fair usage clauses, and effectively price, recondition and sell the assets. Inspections range from basic functional, cosmetic and mechanical checks before customer delivery to in-depth condition reports.

Third‑Party Logistics Management Services—Third‑party logistics management services include network design, re‑marketing and claims management.

Equipment, Maintenance and Fuel

We operate strategically placed terminals in the U.S. and Canada, from which we direct our day‑to‑day operations. As of December 31, 2016, our fleet comprised 2,970 rigs (2,886 owned and 84 leased), of which approximately 2,050 are currently in operation. Our inactive rigs include 250 roadworthy rigs and 405 rigs that are parked and require investment to become roadworthy and 265 rigs that are used for parts. Rigs are deployed as needed when the Company has a signed service contract with a customer.

There are nominal costs associated with having rigs that are not fully deployed as the only expense incurred is annual incremental storage costs of $425 or less per idle rig. The Company does not incur expenses for licensing as parked rigs are not required to be licensed, nor does the Company typically incur maintenance costs on idled rigs until a decision to deploy a parked rig is made. There are no opportunity costs associated with having rigs that are not fully deployed, as rigs are deployed as needed when the Company has a signed service contract with a customer, and the Company only enters into contracts when it is economically advantageous to do so. Typically, when a non‑roadworthy rig is being prepared to be deployed, we incur capital expenditures which will vary depending on the condition and age of the vehicle, but may range from approximately $50,000 to $150,000, and when an unlicensed rig is being prepared to be deployed, the Company incurs licensing expenses of approximately $2,000 per rig. The Company’s excess capacity is a direct result of the Allied Acquisition, and the Company believes that its spare capacity is not typical in the industry. During 2015, we purchased 180 rigs previously operated under operating leases, however in 2016 the Company did not purchase any rigs previously operated under operating leases.

A new 75‑foot rig (comprised of a tractor, trailer and head‑ramp) currently costs approximately $250,000, and if it has been properly maintained, refurbished near the midpoint of its useful life and a replacement engine is installed in it at the appropriate mileage interval, has an average life of approximately 17 years. At December 31, 2016, the average age of the active rigs that we own or lease was between 12 and 13 years and the average remaining useful life was between 4 and 5 years. The average age is generally calculated based on the tractor manufacture dates.

As of December 31, 2016, we maintained our rigs at our 24 shop locations operated by approximately 266 maintenance personnel, however, we do contract third‑party maintenance support throughout the U.S. as necessary. Rigs are scheduled for regular preventive maintenance inspections. Each garage is equipped to handle repairs, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. We have some engine repair capabilities, and more recently, we have also used engine suppliers for engine replacements in order to obtain long‑term warranties offered by them. We manage equipment parts through centralized parts vendors.

In order to reduce fuel costs, our drivers may purchase fuel from several national suppliers with whom we have negotiated competitive discounts and central billing arrangements. We purchase approximately 97% of our over-the-road fuel within our network at preferred negotiated rates.

Customers

Our customers are major domestic and foreign automotive OEMs, including GM, Ford, Toyota, Chrysler, Nissan and Hyundai/Kia. Our principal customers are auto manufacturers that use our services for delivery of new vehicles to dealers. For the years ended December 31, 2016, 2015, and 2014, our three largest customers, GM, Ford and Toyota, collectively accounted for 87%, 83%, and 81% of total revenues, respectively, and GM alone accounted for 47%, 40%,  and 38%, respectively. We have developed and maintained long‑term relationships with our significant customers and have historically been successful in negotiating contract renewals. Under written contracts, we have served GM since 1928, Ford since 1984 and Toyota since 1979. Our logistics customers also include OEM remarketers, rental car agencies and finance companies who are automotive lenders and dealers. No other customer accounted for more than 10.0% of our operating revenues during 2016.

The majority of our contracts are awarded as a result of a competitive bidding process. Our sales and marketing activities are conducted by our senior management, who interface directly with our customers. The limited number of OEMs enables our senior management to be closely involved in acquiring new business. We supplement our sales and marketing efforts by participating in conferences, trade shows, and industry associations such as the Automobile Carriers Conference.

We have one‑year or multi‑year contracts in place with the majority of our customers. Most of the contracts, upon expiration, automatically renew for one‑year terms unless terminated by either party. The customer contracts establish rates for the transportation of vehicles generally based upon a fixed rate per vehicle transported plus a variable rate for each mile that a vehicle is transported. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle. During 2016, the majority of our customers paid us a fuel surcharge that allowed us to recover approximately 40% of fuel costs incurred during the year.

Competition

We compete primarily in the short haul new vehicle segment of the automotive transportation market. Our primary business involves the transportation of new vehicles from manufacturing plants, VDCs, seaports and railheads to new vehicle dealerships under one‑year or multi‑year contracts with OEM customers.

The segment of the automotive transportation market is bifurcated between union and non‑union carriers. Based on their union affiliations, many OEMs prefer to use union car carriers for their light‑vehicle transportation needs. In addition, while it is more difficult for non‑union car carriers to compete for union business, union carriers are able to secure business with non‑union OEMs, rental car companies and remarketers. In 1995, there were 29 union carriers. Growth in competition from foreign car manufacturers, which has taken market share from U.S. manufacturers, the establishment of foreign non‑union manufacturing in the U.S., the rise of non‑union carriers and increased reliance by auto manufacturers on rail carriers has adversely affected union carriers. Consequently, the number of union carriers has steadily declined such that Cassens Transport Co. is now the largest of the Company’s two sole union competitors. The Company’s primary non‑union carrier competitors include Hanson & Adkins Auto Transport, United Road Services, Inc., Moore Transport of Tulsa LLC, Centurion Auto Holding Co. and Fleet‑Car Lease, Inc.

We compete with our union and non‑union competitors on the basis of the size of our fleet, strength and location of our network, price, on‑time and damage‑free deliveries, and the experience of our driver base. We believe that we are able to compete effectively with our motor carrier competitors with regard to each of these factors, except that we are challenged to compete effectively against non‑union carriers as to price in certain geographic areas where non‑union manufacturers are located. We believe our network enables us to compete effectively against our competitors. We compete with rail carriers for off‑rail business on the basis of price and, in robust selling environments when dealers have low inventories, on the basis of transit times.

Seasonality and Economic Factors

Demand for vehicle transport in our Transport and Logistics segments can be affected by inclement weather, particularly during the winter months, when such weather tends to slow the delivery of vehicles. Additionally, our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control, including recessionary economic cycles and downturns primarily in the automotive sales market. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. The demand for automobile transport is also a function of the timing and volume of lease originations, new car model changeovers, dealer inventories and new and used auto sales, with the second quarter typically our highest revenues period during the year.

Employees

As of December 31, 2016, we had approximately 3,855 employees in the U.S. and Canada, including 1,962 drivers, 923 yard personnel, 266 mechanics, 76 vehicle inspectors and 628 other personnel. In addition, we have 281 employees in Mexico. All 3,151 of our drivers, shop mechanics and yard personnel are represented by various labor unions. Most of the Company’s U.S. employees are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the “Teamsters”) and covered by the National Master Automobile Transporters Agreement (the “Master Agreement”). The Master Agreement with these employees commenced on June 1, 2011 and expired on August 31, 2015. A new agreement is currently under negotiation. The Teamsters and the Company have mutually agreed to keep all terms and provisions of the Master Agreement in effect until a new agreement is entered into. The Company negotiates renewals to the Master Agreement through an industry‑wide bargaining group called the National

Automobile Transporters Labor Division (NATLD). Other U.S. employees are represented by the International Association of Machinists and are covered under separate agreements. Additionally, employees at our Canadian terminals are members of Teamsters of Canada or Union for Canada (“Unifor”), formerly Canadian Auto Workers. We believe that we maintain good relationships with both our union and non‑union employees.

Information Technology

We have made a long‑term commitment to utilize technology to serve our customers. Our information and operational systems use a broad range of both purchased and internally developed applications to support our operations. We have implemented GPS devices and tablets in our fleet, which enables our terminals to provide customers with timely updates concerning vehicle load, dispatch and delivery and promotes efficient control and tracking of customer vehicle inventories. Through electronic data interchange and other protocols, we communicate directly with manufacturers and other shippers in the process of delivering vehicles, including electronic invoicing and collection, and provide electronic proof of delivery for all new car OEM deliveries. We also use these protocols to communicate with inspection companies, railroads, port processors and other carriers.

In 2015, we internally developed a proprietary model to help us better calculate and measure certain operating factors that we believe drive profitability at the terminal level. Also in 2015, we began using supply chain design and software services, which allow us to optimize our routes more efficiently and in a cost‑effective manner. In 2016, we developed our patent‑pending PhotoBooth vehicle inspection application for personal tablets. PhotoBooth provides high‑definition photo technology to vehicle dealers and remarketers who, for marketing purposes, normally take a large number of photos of each vehicle they plan to sell. With PhotoBooth, these dealers and remarketers can ensure that their pictures, which can be easily transferred from the application to a web page, are consistently framed, focused, named, and ordered across their entire inventory.

Regulation and Environmental

We are regulated by the U.S. Department of Transportation (the “DOT”) and the Federal Motor Carrier Safety Administration (the “FMCSA”) and various state agencies and similar agencies in Canada and Mexico, or, collectively, the Transportation Agencies. These agencies have broad authority to regulate numerous activities, such as auto carrier equipment, safety, security, hours of service, registration and licensing to engage in auto carrier operations, handling of hazardous materials, insurance and financial responsibility. The Transportation Agencies conduct reviews and audits to determine compliance with the regulatory requirements. We are also subject to the safety and security requirements of the U.S. Department of Homeland Security, the Canada Border Services Agency and the Mexican Transportation Ministry. There are currently numerous regulatory efforts to improve fuel efficiency and minimize engine idle time.

On December 4, 2015, the FAST Act was signed into law. The FAST Act will allow us to transport non‑auto based cargo on the trailers of our rigs on our backhauls. The FAST Act also provides for an additional five feet of total length for automobile transporters, changing the current federal limit from 75 feet to 80 feet. Additionally, front and rear overhang limits are now increased by one foot in the front and two feet in the rear, to a total allowance of four feet front overhang and six feet rear overhang. As a result, the total length of a truck has been effectively increased to 90 feet.

Each state must formally adopt certain provisions of the FAST Act for operations within that state’s borders. We have begun operating according to the FAST Act’s new length guidelines in Illinois, Indiana, Michigan, Missouri, Ohio, and Texas, where we have written confirmation of these states’ compliance with the new regulations of the FAST Act. Specifically, we have taken advantage of the increased rear overhang limit in all six of these states, which has resulted in increased load efficiency. In Michigan, we also have been able to increase our load factor by one vehicle as a result of the FAST Act. We are working with additional states to ensure that they have formally adopted the additional length allowance of the FAST Act.

Our AES ocean shipping operations between U.S. and foreign ports are regulated by U.S. Customs and Border Protection. AES transactions with international shipper customers, ocean carriers and other logistics services providers are subject to regulations of the U.S. Treasury Office of Foreign Assets Control, which administers various U.S. trade laws and embargoes, and various laws and regulations such as the U.S. Foreign Corrupt Practices Act administered by the U.S. Department of Justice and Securities and Exchange Commission.

AES operations include non-vessel operating common carrier (“NVOCC”) services, which are regulated by the FMC under the U.S. Shipping Act of 1984, or the Shipping Act. A NVOCC purchases blocks of cargo capacity from vessel operators and resells or uses such capacity to move cargo booked with the NVOCC by its shipper customers. The Shipping Act requires NVOCCs in United States export trade to be licensed by the FMC, to post a bond to protect shippers’ interests and to publish an ocean freight tariff. A licensee must have among its officers a “Qualifying Individual” who the FMC finds to be of good character and have the required shipping business experience and ability to manage international ocean freight operations. The Shipping Act and FMC regulations require that NVOCCs’ freight rates and charges be in accordance with published tariffs or covered by NVOCC service contracts with shipper customers filed with the FMC. The Shipping Act and regulations prohibit certain practices including payment of deferred rebates to shippers, accepting bookings from unlicensed or unbonded NVOCCs, unreasonable refusals to deal, giving undue preference or advantage to any shipper or type of traffic, or imposing unduly prejudicial or discriminatory rates, charges and practices. The Shipping Act also requires that ocean freight service contracts between NVOCCs and vessel operators must be filed with the FMC and conform to certain regulatory requirements. AES is duly licensed as an NVOCC by the FMC, and is bonded, publishes a tariff in compliance with FMC regulations and operates in accordance with such tariff or service contracts filed with the FMC in U.S.‑foreign trade.

Various foreign agencies, including agencies in Mexico and Canada, also exercise regulatory powers over our foreign activities, including over our ability to engage in auto carrier freight transportation, safety matters, contract compliance, insurance requirements, tariff and trade policies, taxation and financial reporting.

In addition, our terminal operations are subject to various federal, state and local laws, regulations and requirements that govern environmental, health and safety matters, including regulated materials management; the generation, handling, storage, transportation, treatment and disposal of regulated wastes or substances; the storage and handling of fuel and lubricants; the discharge of pollutants to the environment; and those that impose liability for and require investigation and remediation of releases or threats of releases of regulated substances, including at third‑party owned off‑site disposal sites, as well as laws and regulations that regulate workplace safety.

Some of our operations require environmental permits and controls to prevent and limit pollution to the environment. Failure to comply with these laws, regulations and permits may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal fines and penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. At several locations, the Company’s operations have historically involved the handling of bulk quantities of fuel, which could leak or be spilled from handling and storage activities. Maintenance of underground storage tanks (“USTs”), is regulated at the federal and, in most cases, state levels.

During 2015, we ceased purchasing and handling bulk quantities of fuel and we no longer own or operate USTs for bulk storage of fuel. During 2016, the Company ceased operating and removed its UST tanks at its Fort Wayne Facility, which were previously used for anti‑freeze and new and used oil. The Company also operates an aboveground storage tank bulk fueling system at its Kansas City and Fort Wayne facilities. Diesel fuel is dispensed on an emergency only basis and the gasoline tanks are used for Company yard vans and pick‑up trucks. We maintain regular, ongoing testing or monitoring programs for our facilities and aboveground storage tanks. We believe our facilities are in compliance with current environmental standards and we will not be required to incur substantial costs to bring our facilities into compliance. We believe our operations are in compliance with transportation requirements and environmental, health and safety regulatory requirements.

We are also subject to environmental remediation liability. Under federal and state laws, we may be liable for the cost of investigation or remediation of contamination or damages as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities or properties, or as a result of our current or past operations, including facilities to which we have shipped wastes for disposal, recycling or treatment, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act, typically impose liability and cleanup responsibility without regard to fault or whether the owner or operator knew of or caused the release or threatened release. Our policy is to accrue regulatory‑related costs when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental remediation exposures is often difficult and requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of remedial action, current and changing laws and regulations, advancement in environmental remediation technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement.

Risk Management and Insurance

Our risk management department is responsible for defining risks and securing appropriate insurance programs and coverage at cost effective rates. Through a combination of deductibles and third‑party insurance coverage, we insure portions of our risk for workers’ compensation; business automobile liability; commercial general liability; property, including business interruption; cargo damage and automobile physical damage; pollution liability for a Pennsylvania location; directors’ and officers’ liability; fiduciary liability; and employment practices liability. We have elected to self‑insure certain costs related to workers’ compensation, cargo claim liabilities and as of October 1, 2016 certain auto and general liabilities. As part of our risk management strategy, we identify potential risks, retain that portion of the risk we deem appropriate and secure insurance coverage accordingly.

We use an independent third‑party actuary to assist us in determining the liabilities associated with workers’ compensation and property damage and liability claims. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions.

Corporate Information

JCHC is a Delaware corporation headquartered in Kansas City, Missouri, incorporated on November 29, 2010. Prior to converting to corporate form, the Company was a Delaware limited liability company formed on May 6, 2009. Our headquarters are located at 1100 Walnut Street, Suite 2400, Kansas City, Missouri 64106. Our telephone number is (816) 983‑4000 and our website is located at www.jackcooper.com. The information contained on our website is expressly not incorporated by reference into this Annual Report on Form 10-K. As required by the JCHC  Indenture (the “Indenture”) governing the 9.25% senior secured notes due 2020 (the “2020 Notes”), we prepare annual, quarterly, and current reports as if we were required to prepare such reports by the Securities and Exchange Commission. Our reports can be viewed and downloaded from our password protected website free of charge. Qualified institutional buyers, securities analysts and market makers may submit a request for access to the website at www.jchreports.com.

Market Data Used In This Report

Certain market and industry data included in this Annual Report on Form 10-K and our position and the positions of our competitors within these markets are based on estimates of our management, which are primarily based on our management’s knowledge and experience in the markets in which we operate. Although we believe all of these estimates were reasonably derived, you should not place undue reliance on them as estimates are inherently uncertain. Other market and industry data was provided by Freedonia Group, Inc.,  Wards Automotive, IHS Inc., and Manheim Auctions, Inc. Industry and market publications and surveys indicate that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein.

Financial Information about Geographic Areas

Our revenues from foreign sources is largely derived from Canada and Mexico. We have certain long-lived assets located in Canada. See Note 13 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for more information.

ITEM 1A: RISK FACTORS

Our business is subject to certain risks and uncertainties. The following identifies those we consider to be most important:

Risks Relating To Our Business

In the past, we have reported net losses from continuing operations, and there is no assurance that we will be profitable in the future.

During the years December 31, 2011 through 2016, we reported net losses from continuing operations and have maintained an accumulated stockholders’ deficit. Our history of net losses could impair our ability to raise capital needed for our operations and result in a material adverse impact on our results of operations. There is no assurance that we will be able to achieve profitability in the future.

We will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital or engage in asset sales, and there can be no assurance that we will be able to incur such additional financing.

Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital, or engage in asset sales.  Further, we routinely evaluate market conditions and the availability of additional financing in the form of debt and equity capital and intend to seek additional funding when conditions are appropriate, and further may conduct near-term and long-term capital raises, financing and refinancing transactions, “restricted payment” transactions, and other strategic or financing transactions, including, without limitation, near-term and long-term high-yield debt offerings and other debt offerings, private and public equity offerings (including an initial public offering), redemptions, repurchases, dividends, distributions, other transactions with respect to the Company’s debt, equity, and/or derivative securities and corporate reorganizations, acquisitions, divestitures, and mergers.  The availability of financing or equity capital will depend on our financial condition and results of operations as well as prevailing market conditions.  There can be no assurance that we will be able to incur additional debt or refinance our existing debt as it becomes due or that we will receive additional equity capital.

The loss of any of our major customers would adversely affect our business.

Our business is highly dependent on our largest customers, GM, Ford and Toyota. For the year ended December 31, 2016, these customers collectively accounted for 87% of total revenues, and individually GM accounted for 47% and Ford accounted for 30% of our total revenues. A reduction in business from these customers resulting from a failure to renew contracts or maintain volumes, reduced demand for their own products, a discontinuation of one or more products, an inventory buildup, a work stoppage, sourcing of products from other suppliers or other factors could materially impact our operating revenues. Furthermore, the loss of any major customer could have a material adverse effect on our business, financial condition and results of operations.

Our largest customers have expressed concern about our financial condition and our significant leverage and have indicated that they are closely monitoring our financial situation as they consider our position as a significant supplier to them. We believe that our recent loss of business related to certain traffic lanes from one of our three largest customers during the 2016 bidding process was in-part related to their concerns about our significant leverage. Further, under our current contract with another one of our three largest customers, which expires in December 2018, the customer has the right to terminate or renegotiate the terms of the agreement if we have failed to achieve a JCEI consolidated Debt to EBITDA ratio, as defined in the agreement, of 3.3x  as of December 31, 2016. JCEI’s consolidated Debt to EBITDA ratio as defined by the agreement for the year ended December 31, 2016 was 8.2x. The Public Exchange Offer and Private Exchange was intended to address the concerns that customer and our other customers have expressed to us; however, the Public Exchange Offer and Private Exchange did not bring us into compliance with the aforementioned contract provision. While no modification to our business volumes with our customers has occurred subsequent to the Public Exchange Offer and Private Exchange, the customer with whom we have the aforementioned contract provision has further indicated to our management that unless we further address our leverage as required by the contract and provide them with assurances regarding our continued financial stability, they will seek to diversify their suppliers of transport services, will enforce this contract provision and will move a large portion of their transport business currently managed by us to other suppliers. We are engaged in ongoing discussions with that customer and other customers about our financial position, and also believe that concerns about our financial condition are impeding some of our customers from entering into extended terms of service agreements with us. Although we intend to continue to explore a transaction to bring us in compliance with the customer contract provision, there can be no assurance that we will be successful in achieving such goal. Accordingly, there can be no assurance that completion of any future transaction will otherwise satisfy our customers’ concerns and that they will not move a significant portion of our business to other suppliers.

We operate under contracts with most of our customers with terms varying from one to five years. The contracts between our customers and us generally establish rates for the transportation of vehicles based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported. The contracts generally permit us to recover a portion of increases in fuel prices and fuel taxes, and in some cases, labor costs.

We may not be able to successfully renew these contracts on or prior to their expiration on terms satisfactory to us or may not be able to continue to serve these customers without service interruption. In addition, we face the risk of losing market share in connection with our negotiations to renew our customer contracts. A loss in market share without an increase in revenues or pricing or an adequate reduction in costs would likely have an adverse effect on our operations.

We extend trade credit to certain of our customers to facilitate the use of our services, and rely on their creditworthiness. Accordingly, a bankruptcy or a significant deterioration in the financial condition of a major customer could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in business, a longer collection cycle or an inability to collect accounts receivable.

A significant reduction in vehicle production levels or plant closings by these manufacturers, the loss of key customers, or a significant reduction or change in the design, definition and frequency of services provided for any of these customers by us, including if manufacturers begin to transport automobiles themselves, would have a material adverse effect on our operations.

We are highly dependent on the automotive industry and a decline in the automotive industry could have a material adverse effect on our operations.

The automotive transportation market in which we operate is dependent upon the volume of new automobiles, sport utility vehicles (“SUVs”), and light trucks manufactured, imported and sold by the automotive industry in the U.S., Canada, and Mexico. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs and light trucks is directly affected by such external factors as general economic conditions in the U.S., Canada and Mexico, unemployment, consumer confidence, fuel prices, government policies, continuing activities of war, terrorist activities, and the availability of affordable new car financing. As a result, our results of operations could be adversely affected by downturns in the general economy and in the automotive industry, and by changing consumer preferences in purchasing new automobiles, SUVs and light trucks or the overall financial condition of our major customers. A significant decline in the volume of automobiles, SUVs and light trucks manufactured, imported and sold in the U.S. and Canada could have a material adverse effect on our operations.

Our business strategy is dependent upon, and limited by, the availability of adequate capital.

Our business strategy will require additional capital for, among other purposes, acquiring additional rigs and entering new markets, which may include the acquisition of existing businesses. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, the terms of debt documents may, under certain circumstances, limit our ability to pursue acquisitions or make capital expenditures. If we fail to obtain sufficient additional capital in the future or we are unable to make adequate capital expenditures or fund acquisitions, we could be forced to curtail our business strategies by reducing or delaying capital expenditures or postpone acquisitions. As a result, there can be no assurance that we will be able to execute on any of our business strategies.

Our liquidity is highly dependent on our customers.

Our contracts generally require customers to reimburse us within 30 days of invoice date. If any of our large customers were to experience a liquidity problem that resulted in the customer being unable to make timely payments, we could, in turn, develop a liquidity problem. We may be forced to borrow additional funds at rates that may not be favorable or may curtail capital spending. Additionally, the phasing out of current favorable payment terms with customers may have a potential negative impact on our cash flow. This could have a material adverse effect on our business, operating results or financial condition.

Competition in the automotive transportation and logistics markets could result in a loss of our market share or a reduction in our rates in both our Transport and Logistics segments, which could have a material adverse effect on our operations.

The automotive transportation and logistics markets are highly competitive. In our Transport segment, we currently compete with other auto carriers of varying sizes, as well as with railroads and independent owner‑operators. In our Logistics segment, we compete with transportation brokers, auto‑haulers, inspection companies, auctions, freight forwarders and other NVOCCs, and other companies providing lot and yard services for the automotive industry. Our non‑union motor carrier competitors may be able to provide services to their customers at lower prices and in a more flexible manner than we can. In addition, certain of our customers may develop new methods for hauling vehicles, such as using local drive‑away services to facilitate local delivery of products. Transport companies that utilize non‑union labor operate at lower costs as compared to both our and other unionized transport companies. Non‑union transport competitors also operate without restrictive work rules that apply to both our and other unionized companies. Railroads, which specialize in long‑haul transportation, may be able to provide delivery services at costs to customers that are less than the long‑haul delivery cost of our services. Additionally, the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources, and the development of new methods or technologies for hauling vehicles could lead to increased investments to remain competitive, either of which may lead to increased competition overall. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel and our ability to continue to collect fuel surcharges.

Diesel fuel is a significant operating expense for our business. We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have an adverse effect on our operating results.

We typically are able to pass through a portion of our fuel costs to our customers. For the years ended December 31, 2016, 2015 and 2014, 40%, 58% and 68% of our fuel expenses were passed through to our customers, respectively. Changes in fuel costs will not result in a direct offset to fuel surcharges due to the nature of the calculation of fuel surcharges, which is customer‑specific and fluctuates as a result of miles driven, changes in the number and types of units hauled per customer, as well as the relationship of the national average cost of fuel (the national average diesel price index) or other contractually determined customer index benchmarks compared to actual fuel prices paid at the pump. In addition, depending on the base rate and fuel surcharge levels agreed upon by our customers, there could be a delay in reflecting increases in our surcharges to customers resulting from a rapid and significant change in the cost of diesel fuel, which could also have a material adverse effect on our operating results.

We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. Our fuel surcharge recovery may not capture increased costs we pay for fuel, especially when prices are rising. Further, during periods of low freight volumes, customers can use their negotiating leverage to negotiate fuel surcharge policies that are less favorable to us. There is no guarantee that we will be able to adjust our base rate pricing and/or fuel surcharges to offset changes to the cost of diesel fuel.

Our financial condition and business strategy may be adversely impacted by unfavorable market trends or if expected market trends do not materialize.

We are a transportation and logistics provider and an over‑the‑road FVL company, and provide a critical component of the automotive supply chain, serving as the primary link in the delivery of finished vehicles from manufacturing plants, VDCs, seaports and railheads to new vehicle dealerships. Part of our business strategy is to take advantage of favorable growth trends in the automotive sector and to strategically expand into adjacent industry verticals that require premium asset‑heavy and asset‑light freight logistics offerings. In addition, as the age of existing vehicles increases, we expect the demand for, and the production of, new replacement vehicles will also increase, which will result in an increased demand for the services we provide. However, if these market trends were to slow or reverse, or if they do not materialize, those events could have a material adverse effect on our business, operating results or financial condition, and, furthermore, we may not be able to realize some or all of our business strategy.

Our growth strategy includes acquisitions, diversification into new specialty transportation businesses and expansion into new geographic markets. We are subject to various risks in pursuing this growth strategy and we may have difficulty in integrating businesses we acquire and may be subject to unexpected liabilities.

Our business strategy includes a growth strategy in-part dependent on acquisitions, diversification into specialty transportation businesses and expansion into new geographic markets.

However, we may not be able to identify suitable acquisition candidates in the future, and we may never realize expected business opportunities and growth prospects from acquisitions. We may experience increased competition that limits our ability to expand our business. Our assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. Acquisitions involve numerous risks, including, but not limited to: difficulties in integrating the operations, technologies and products acquired; the diversion of our management’s attention from other business concerns; current operating and financial systems and controls may be inadequate to deal with our growth; the risks of entering markets in which we have limited or no prior experience and the loss of key employees. Furthermore, even if we are able to identify attractive acquisition candidates, we may not be able to obtain the financing to complete such acquisitions.

If these factors limit our ability to integrate the operations of our acquisitions, successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for any business we acquire may be different from the strategies that such business currently is pursuing. If our strategies are not the appropriate strategies for a company we acquire, it could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

Furthermore, there may be liabilities that we do not discover in the course of performing due diligence investigations on each company or business we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or noncompliance with, or liability pursuant to, applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. In addition, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Rights to indemnification by sellers of assets to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

We currently generate most of our revenues from the transportation of automobiles. However, we may grow our business by diversifying and entering into new specialty transportation businesses. To the extent we enter into such businesses, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of existing clients due to the perception that we are no longer focusing on our core business. Entry into certain new specialty transportation businesses may also subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new specialty transportation business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected.

In addition, we intend to continue to expand our logistics and asset‑light services within our Logistics segment internationally. As we increase our international operations, we will become increasingly subject to a number of risks inherent in any business operating in foreign countries, including: political, social and economic instability, war and acts of terrorism; increased operating costs; repudiation, modification or renegotiation of contracts, disputes and legal proceedings in international jurisdictions; import export quotas and export and import requirements; compliance with applicable anti‑bribery law (including the Foreign Corrupt Practices Act of 1977, as amended); compliance with the U.S. Department of the Treasury’s Office of Foreign Assets Control sanctions programs; confiscatory taxation; work stoppages or strikes; unexpected changes in regulatory requirements; wage and price controls; imposition of trade barriers; imposition or changes in enforcement of local content and cabotage laws; restrictions on currency or capital repatriations; currency fluctuations and devaluations and other forms of government regulation; and economic conditions that are beyond our control.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and results of operations may suffer.

A component of our operations is the business we conduct in Canada and Mexico, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Canada and Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments are additional risks associated with our foreign operations. Although these additional risks have been largely mitigated by the terms of North American Free Trade Agreement (“NAFTA”), President Trump has indicated that his administration may renegotiate the terms of NAFTA. Although it is unknown what changes might be made to NAFTA or other border policies which may be adopted, it is possible there could be more restrictive trade policies and potential increased costs, as well as increased regulatory complexities. Changes to NAFTA may adversely affect our results of operations.

Further, changes to NAFTA may adversely affect the operations our customers, including OEMs, which could lead to a decreased demand for our services.

Sustained periods of severe abnormal weather can have a material adverse effect on our business.

Our terminals may close due to heavy snow, which will negatively affect revenues on a particular business day that may not be recouped in the future. In addition, inefficiencies in our loading, unloading and transit times associated with cleaning snow off of our rigs before use and cleaning snow off of vehicles being transported before and after transporting them, increased lodging costs due to hours of service restrictions for our drivers and premium (overtime) pay required in order to complete the unit movements over weekends to make up for the inefficiencies caused by delayed delivery of on‑ground customer inventories may also have a negative impact on earnings

There can be no assurance that we will continue to manage our business effectively when influenced by severe weather events or that severe weather events will not have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to business interruptions and casualty losses.

Our operations are subject to numerous inherent risks, particularly unplanned events such as inclement weather, union strikes, explosions, fires, other accidents and equipment failures. While our insurance coverage could offset losses relating to some of these types of events, our business, financial condition and results of operations could be materially adversely impacted to the extent any such losses are not covered by our insurance.

Insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

We have a combination of both self‑insurance and high‑deductible insurance programs for the risks arising out of the services we provide and the nature of our operations, including claims exposure resulting from cargo loss, personal injury, property damage and related liabilities, and workers’ compensation. Workers’ compensation is determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we are retaining risk increases, our financial condition and results of operations could be adversely affected. If we lose our ability to self‑insure these risks, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.

Our information technology, or IT, systems are an integral part of our business and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could materially adversely impact our business, financial condition and results of operations. We depend on our IT systems for vehicle inventory management, load makeup, dispatch, delivery reporting and invoices. Our IT systems also enable us to ship products to our customers on a timely basis, maintain cost‑effective operations and provide a high level of customer service. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities.

Our IT systems also depend upon global communications providers, satellite‑based communications systems, electric utilities, and telecommunications providers. We have no control over the operation, quality or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions or failures in the services upon which our information technology platforms rely may adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations.

The security risks associated with IT systems have increased in recent years because of the increased sophistication and activities of perpetrators of cyber‑attacks. A failure in or breach of our IT security systems, or those of our third‑party service providers, as a result of cyber‑attacks or unauthorized access to our network could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, increase our costs and/or cause losses. We also confront the risk that a terrorist or other third parties may seek to use our property, including our IT systems to inflict major harm. Our systems may be vulnerable to disruption, failure or unauthorized access, which could have a material adverse effect on our consolidated financial statements.

Technological advances are facilitating the development of driverless vehicles, which may materially harm our business.

Driverless vehicles are being developed for the transportation and automotive industries that, if widely adopted, may materially harm our business. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the transportation and automotive industries is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the demand for our services, any of which could materially and adversely affect our business.

Our parent, JCEI and its controlling stockholder may take actions that conflict with the interest of others.

JCEI holds all of our outstanding common stock. T. Michael Riggs, our Chief Executive Officer, controls JCEI’s outstanding voting common stock, which gives him indirect control over the election of our Board of Directors, the appointment of members of management and approval of all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of JCEI and its controlling stockholder could conflict with the interests of other stockholders or noteholders. JCEI and its controlling stockholder also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that could enhance JCEI’s equity investment in us, even though such transactions might involve risks to the interests of our noteholders.

We may be adversely impacted by work stoppages or other labor matters.

Our ability to perform daily operations on behalf of our customers is dependent upon our ability to attract and retain qualified drivers and mechanics to staff our terminals and garages. All drivers, shop mechanics and yard personnel are represented by various labor unions. Most of our U.S. employees are represented by the Teamsters and covered by the National Master Automobile Transporters Agreement and Supplements, or the Master Agreement. Other employees are represented by the International Association of Machinists and are covered under separate collective bargaining agreements. Additionally, employees at our Canadian terminals are members of Teamsters of Canada, or Unifor (formerly Canadian Auto Workers). The majority of the Canadian collective bargaining agreements expire between January 10, 2018 and December 18, 2020. Two of the Canadian collective bargaining agreements expired on May 31, 2016 and negotiations for new agreements are ongoing.

We are a signatory to the Master Agreement with the Teamsters, which expired on August 31, 2015. The NATLD have negotiated with the Teamsters National Automobile Transporters Industry Negotiating Committee (“TNATINC”) a tentative new Master Agreement on which Teamster members intend to vote by March 31, 2017. The NATLD and the Teamsters have mutually agreed to keep all terms and provisions of the Master Agreement in effect and adhere to labor laws until a new agreement is entered into. If the tentative agreement is not ratified, we may not be able to negotiate a new union contract to replace the Master Agreement (at all or on terms that are favorable to us) or new contracts as other current contracts expire. Further, the perceived risk of our insolvency due to our substantial indebtedness may negatively impact such negotiations, and any new contracts may not be on terms acceptable to us or may result in increased labor costs, labor disruptions, increased employee turnover, higher risk management costs or lost customer market share, which could in turn have a material adverse effect on our financial condition, results of operations or customer relationships. In addition, we do not have exclusive control over proposals in bargaining with the Teamsters.

Should we experience higher than historical Teamsters employee retirements or resignations, or are unable to hire additional Teamsters employees as needed, our ability to grow our business, maintain our current business levels and meet customer service requirements could be adversely impacted. We may not be able to retain existing Teamsters personnel at existing staffing levels or attract new Teamsters employees to replenish our work force, as necessary.

Although we believe that our labor relations are positive, our facilities could experience a work stoppage or other labor disruptions. Any prolonged disruption involving our employees or our inability to renew labor agreements prior to expiration could have a material adverse impact on our results of operations and financial condition.

We are subject to various environmental and employee health and safety regulations that could impose substantial costs on us and may adversely impact our operating performance.

Our business is subject to numerous federal, state and local laws, regulations and requirements that govern environmental, health and safety matters, including those relating to air emissions, wastewater discharges, regulated materials management, the generation, handling, storage, transportation, treatment and disposal of regulated wastes or substances, and those that impose liability for and require investigation and remediation of releases or threats of release of regulated substances, including at third‑party owned off‑site disposal sites, as well as laws and regulations that regulate workplace safety. In particular, under applicable environmental requirements, we may be responsible for the investigation and remediation of natural resource damages associated with, and third‑party property damage or personal injury claims arising from, environmental conditions at currently and formerly owned, leased, operated or used sites and third‑party owned disposal sites, regardless of fault or the legality of the activities that led to such contamination. Given the nature of the past operations conducted by us, our predecessors and others at our current and former properties, there can be no assurance that the extent of all soil and groundwater contamination has been identified and is being addressed at all of our owned or operated properties and it is possible that we could be required to conduct, or be held responsible for the cost of conducting, investigations and remediation at any of our current properties, at formerly owned or operated properties or at off‑site disposal sites in the future.

Compliance with environmental, health and safety laws and regulations and the requirements and terms and conditions of the environmental permits, licenses and other approvals that are required for the operation of our business may cause us to incur substantial capital costs and operating expenses and may impose significant restrictions or limitations on the operation of our business. Environmental, health and safety regulations and environmental permits, licenses and other approvals may also require us to install new or updated pollution control equipment, modify our operations or perform other corrective actions at our facilities. In addition, the cost of complying with various environmental requirements is likely to increase over time, and there can be no assurance that the cost of compliance will not have a material adverse effect on our business, financial condition and results of operations. Moreover, violations of applicable environmental, health and safety laws and regulations or for the failure to have or comply with the terms and conditions of required environmental permits or other required approvals can lead to substantial fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions.

Future developments, such as changes in the nature of our operations, or changes in laws and regulations (such as in response to climate change concerns) or more stringent enforcement or interpretation thereof could cause us to incur substantial losses or expenditures. In addition, future spills or releases of regulated substances or accidents or the discovery of currently unknown contamination could give rise to material losses, expenditures and environmental or health and safety liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to the operation of our facilities or the land on which our facilities are located.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state or regional climate change legislation is possible in the future. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission‑related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on us that may adversely impact our results of operations. We may also be subject to additional requirements related to customer‑led initiatives or their efforts to comply with environmental programs. Until the timing, scope and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

We operate in a regulated industry, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.

We operate in the U.S. throughout the 48 contiguous states pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Such matters as weight, aerodynamics and equipment dimensions are subject to various government regulations. Further, various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non‑vessel‑operating common carriers, safety, contract compliance, insurance requirements, tariff and trade policies, taxation, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, cargo security, collective bargaining, security at ports and other matters affecting safety or operating methods. Compliance with all such regulations could substantially reduce equipment and driver productivity, and the costs of compliance could increase our operating expenses.

We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security, collective bargaining, security at ports and other matters affecting safety or operating methods. Our drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. Compliance with all such regulations could substantially reduce equipment and driver productivity and our load factor, and the costs of compliance could increase our operating expenses.

FMCSA’s compliance, safety, accountability program and regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers and driver and/or business suspension for noncompliance. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours of service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Unsatisfactory FMCSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a downgrade of our safety rating. Failures to comply with DOT safety regulations or downgrades in our safety rating could impact our reputation and have a material adverse impact on our operations or financial condition.

Increases in license and registration fees, bonding requirements, or taxes, including federal fuel taxes, or the implementation of new forms of operating taxes on the industry could also have an adverse effect on our operating results.

The ongoing development of data privacy laws may require changes to our data security policies and procedures, and the associated costs of the changes required to maintain our compliance with standards in the U.S. and other jurisdictions in which we operate could adversely affect our operating results.

We may be subject to withdrawal liability assessments related to multi-employer pension plans to which we make contributions pursuant to collective bargaining agreements.

Pursuant to collective bargaining agreements that are currently in place with local unions (either affiliated with the Teamsters or the International Association of Machinists & Aerospace Workers, or collectively, the “Unions”), we contribute to ten different multi-employer pension plans on behalf of our covered union employees. Most of these pension plans are significantly underfunded. If we were to withdraw from any multi-employer pension plan, either voluntarily or otherwise, we could be assessed with a multimillion dollar withdrawal liability, which could have a material adverse effect on us. Further, in certain circumstances we could become subject to withdrawal liability due to events beyond our control. For example, if we ceased operations or drastically and permanently reduced operations at all of the locations related to a multi-employer pension plan due to the loss of a customer contract, and as a result permanently stopped contributing to such pension plan or significantly reduced contributions to such pension plan, we could be assessed a liability for a complete or partial withdrawal from such pension plan if it is underfunded at the time we ceased making contributions.

In recent years, we have incurred withdrawal liability from several pension plans creating payment obligations. In 2011, we fully withdrew from the Automotive Industries Pension Plan incurring a $3.6 million pension plan liability payable in quarterly installments of principal and interest totaling less than $0.1 million through December 2031.

In March 2016, we received a $0.3 million assessment in connection with triggering a full withdrawal from the Western Conference of Teamsters Pension Trust (the “Western Conference Trust”), we had fully accrued as of December 31, 2015. In January 2017, we received a $0.3 million assessment in connection with triggering a partial withdrawal from the Western Conference Trust related to the 2013 plan year. We had total estimated and actual liabilities in the amount of $0.5 million and $4.4 million as of December 31, 2016 and 2015, respectively, for all Western Conference Trust partial withdrawal liabilities as a result of declines in its contributions to the fund during the periods between 2011 and 2014 and the full withdrawal in 2015.

During the year ended December 31, 2016, we estimated we had triggered a full withdrawal liability from the Teamsters of Philadelphia and Vicinity Pension Plan (the “Philadelphia Plan”) due to the closure of one of our terminals during the second quarter of 2016. We recorded a $2.9 million estimate, net of previously recorded estimated partial withdrawal liabilities, for the full withdrawal liability during the year ended December 31, 2016. We recorded total estimated and actual liabilities of $5.3 million and $3.3 million as of December 31, 2016 and 2015, respectively, for all withdrawal liabilities from the Philadelphia Plan as a result of declines in its contributions to the fund during the periods since 2009 and the full withdrawal during 2016.

The most recent withdrawal liability estimates provided to us by the respective funds state that six of the ten multi-employer pension funds are underfunded, which results in an aggregate potential liability to us exceeding $1.2 billion if we were to withdraw from all of these funds, with the largest potential withdrawal liability exposure of over $1.08 billion related to the Central States, Southeast and Southwest Areas Pension Plan. The withdrawing employer can pay the obligation in a lump sum or over time as determined by the employer’s annual contribution rate prior to withdrawal, which, in some cases, could be up to 20 years.

In addition, to the extent these multi-employer pension plans remain or become further underfunded, upon the expiration of our collective bargaining agreements, we could be subject to additional contribution requirements as negotiated between us and the Unions which could have a material adverse effect on our financial performance.

Our business could be harmed by antiterrorism measures.

As a result of terrorist attacks on the United States, federal, state and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. New antiterrorism measures may be implemented from time to time and such new measures could have a material adverse effect on our business, results of operations or financial condition.

Current and future legal proceedings could adversely affect us and our operations.

We cannot predict the outcome of pending or future legal proceedings, which could result in judgments that could negatively impact our financial condition, results of operations, liquidity or capital resources. We may incur significant legal fees and expenses in connection with pending or future litigation, which may also divert management’s attention from our business. See “Item 3—Legal Proceedings.”

Our total assets include goodwill and other indefinite‑lived intangibles. If we determine that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2016, we had recorded goodwill of $32.0 million and certain indefinite‑lived intangible assets of $26.3 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, ASC Topic 350, “Intangibles—Goodwill and Other,” or ASC Topic 350, we test goodwill and indefinite‑lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any excess in carrying value over the estimated fair value is charged to our results of operations. We recorded an impairment of $14.1 million of goodwill and $1.2 million of intangible asset impairment in our Logistics segment during the year ended December 31, 2015. We may never realize the full value of our intangible assets. Any further determinations requiring the write‑off of a significant portion of intangible assets could have an adverse effect on our financial condition and results of operations. No impairment was recorded for the year ended December 31, 2016 and 2014.

We are dependent on key personnel and the loss of one or more of those key personnel could have a material adverse effect on our operating results.

Competition for qualified employees and personnel in the automotive transportation industry is intense and there are a limited number of qualified persons with knowledge of and experience in the automotive transportation industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success is highly dependent upon the abilities of our senior executive management. We believe this management team, comprised of individuals who have worked in the automotive transportation industry for many years and with significant experience pursuing an acquisition strategy, is integral to implementing our business plan. The loss of the services of one or more of them could have a material adverse effect on our operating results.

Our reported financial condition and results of operations are subject to exchange rate fluctuations.

We have foreign operations in Canada and Mexico, and accounts receivable denominated in Nigerian naira, which presents further risk exposure related to foreign exchange fluctuations. Our reported financial condition and results of operations are reported in multiple currencies, including the Canadian dollar and Mexican peso, and are then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the U.S. dollar against the Canadian dollar, Mexican peso or Nigerian naira will have a negative impact on our reported operating revenues and operating income while depreciation of the U.S. dollar against such currencies will have a positive effect on our operating revenues and operating income. In addition, our currency exchange losses with respect to the Nigerian naira may be magnified by Nigerian exchange control regulations that restrict our ability to convert Nigerian naira into U.S. dollars.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor confidence in our reported financial information.

We are subject to the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), which requires, among other things, SEC reporting companies to maintain disclosure controls and procedures to ensure timely disclosure of material information, and management to attest to the effectiveness of those controls on a quarterly basis. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. In addition, due to an exemption established by rules of the SEC, we are not required to have and have not had our independent registered public accounting firm perform an evaluation of our internal control over financial reporting as of the end of our fiscal year in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weaknesses or significant deficiencies could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness or significant deficiency in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

We may incur significant additional legal, compliance and accounting costs as a result of being subject to the Sarbanes‑Oxley Act, and our management may be required to devote significant time or incur significant additional expense in order to comply with such requirements and to remediate any material weaknesses or deficiencies that may be identified. In addition, it could increase the difficulty and expense of obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified directors and executive officers. Any inability to comply with such requirements may negatively impact our results of operations, our financial condition, or our reputation.

Risks Related To Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of December 31, 2016, we had $560.0 million of indebtedness outstanding (excluding accrued interest and deferred financing costs), including $71.0 million related to the Credit Facility, $62.5 million related to our MSD Term Loan and $41.0 million related to our Solus Term Loan.

As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our indebtedness outstanding from time to time. Our total interest expense, net for the years ended December 31, 2016, 2015 and 2014 was $46.6 million, $46.9 million and $41.4 million, respectively. This could have important consequences, including making it more difficult for us to satisfy our financial obligations; increasing our vulnerability to general adverse economic, industry and competitive conditions; reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; cause our customers to use other providers or to start providing automotive transport services in-house, placing us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting, and limiting our ability to borrow additional funds.

Our ability to make scheduled payments on or to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity of the debt. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

The Credit Facility and MSD Term Loan bear interest at variable rates, subject to, in the case of the MSD Term Loan, a minimum LIBOR rate of 3.0%. If market interest rates increase, we will have higher debt service requirements, which could materially adversely affect our cash flow available for reinvestment.

In December 2016, we completed the Public Exchange Offer and the Private Exchange, which helped us reduce the aggregate amount of our outstanding indebtedness, and we have had discussions regarding a range of potential additional deleveraging transactions with an ad hoc group of holders of the 2020 Notes that have represented to us that they hold approximately 82% of the 2020 Notes as well as a portion of the JCEI Notes. Any additional deleveraging transactions could include a variety of transaction structures, including exchange offers for new indebtedness, convertible preferred equity, equity or other securities or other consideration. We expect to continue to pursue these and other alternatives to reduce the aggregate amount of our outstanding indebtedness. However, there can be no assurance that any of these proposed transactions will be available on terms acceptable to us or at all or will be accepted by holders of our indebtedness, including the ad hoc group, or result in any additional exchange offers or other deleveraging transactions.  If we are unable to achieve additional deleveraging, there can be no assurance that we will be able to make interest and principal payments as they become due, which would have a material adverse effect on our business.

A reduction in the Company’s credit ratings could materially and adversely affect our business, financing condition and results of operations.

On November 17, 2016, Moody’s Investors Service (“Moody’s) downgraded the rating on the 2020 Notes to “Caa3”. Moody’s has a negative outlook on its rating. The Company cannot be sure that any of its current ratings on the 2020 Notes will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. The above mentioned downgrade, or any further downgrade by Moody’s, could increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. The rating(s) from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and such rating(s) should be evaluated independently of any other rating.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This ability could further exacerbate the risks associated with our substantial leverage.

We may incur additional indebtedness, including additional secured indebtedness, in the future. Although the Indenture and the agreements governing our Credit Facility and term loans contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we incur additional indebtedness, the related risks that we now face would intensify and could further exacerbate the risks associated with our substantial leverage.

We may be unable to generate sufficient cash to service our debt obligations in the future.

Our ability to pay our expenses and to pay the principal and interest on the 2020 Notes, the Credit Facility and any other debt depends on our ability to generate positive cash flows in the future. Our operations may not generate cash flows in any amount sufficient to enable us to pay the principal and interest on our debt, including the 2020 Notes, or to fund our other liquidity needs. If we do not have sufficient cash flows from operations, we may be required to incur additional indebtedness, refinance all or part of our existing debt or sell assets. Our ability to borrow funds under the Credit Facility in the future will depend on our meeting the financial covenants contained in the Credit Facility and the other affirmative and negative covenants in the indentures governing the JCEI Notes and our 2020 Notes, as well as the Credit Facility, and sufficient borrowings may not be available to us. In addition, the terms of existing or future debt agreements may restrict us from affecting any of these alternatives absent consent from our lenders and holders of the 2020 Notes. Any inability to generate sufficient cash flows or refinance our debt on favorable terms could significantly and adversely affect our financial condition.

The indebtedness of our parent company, JCEI, may cause JCEI to make decisions with respect to our operations or require dividends and other distributions from us to service its debt at times when such decisions might not be in the best interests of the Company and the holders of the 2020 Notes.

As of December 31, 2016, JCEI had outstanding $55.5 million in principal amount of unsecured senior JCEI Notes accruing payment‑in‑kind interest at a rate of 11.25% per annum. Neither we nor any of our subsidiaries are obligors on the JCEI Notes; however, in order to fund required cash payments of interest or principal under the JCEI Notes or repurchase the JCEI Notes, JCEI may require that we pay dividends to it or otherwise advance funds to it periodically, subject to the covenants under our debt documents. The JCEI Notes were issued pursuant to the JCEI Indenture. Under the JCEI Notes, JCEI is required to make cash interest payments at a rate of 10.5% per annum except in circumstances where we are not able to make payments to JCEI in the form of dividends or other distributions under our outstanding debt obligations, subject to certain caveats and exceptions set out in the JCEI Indenture, in which case JCEI is required to pay interest as paid-in-kind at a higher rate of 11.25% per annum. Therefore, JCEI would be motivated to request the payment of dividends or other advancements of funds, including intercompany loans, subject to approval of our Board of Directors, when we have capacity to make such payments. Our Board of Directors may decide to make such payments as requested by JCEI at times that such cash could otherwise be used to grow our operations or pay interest and principal on our other indebtedness. Further, we and our subsidiaries are considered “restricted subsidiaries” under the JCEI Indenture. Therefore, JCEI is required to cause us and our subsidiaries to comply with covenants set forth in the JCEI Indenture. These covenants are substantially similar to the covenants in the Indenture; however, in situations where holders of the 2020 Notes might be willing to waive or amend the covenants in the Indenture, we may still be restricted by the JCEI Indenture from engaging in certain activities. Finally, if JCEI were to default under the JCEI Indenture, holders of the

JCEI Notes could attempt to pursue us and our subsidiaries through claims for veil piercing or other equitable considerations notwithstanding that we are not obligors on the JCEI Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2020 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility, MSD Term Loan and Solus Term Loan, not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the 2020 Notes and substantially decrease the market value of the 2020 Notes. We would also be unable to make distributions to JCEI to service the JCEI Notes, which could substantially decrease their market value. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness, including our Credit Facility, MSD Term Loan and Solus Term Loan, we could be in default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed under such agreements to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may need to obtain waivers from the required lenders under our Credit Facility, MSD Term Loan and Solus Term Loan or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility, MSD Term Loan or Solus Term Loan and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Credit Facility, MSD Term Loan or Solus Term Loan, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our Credit Facility, MSD Term Loan, Solus Term Loan and holders of the 2020 Notes, could proceed against the collateral securing the debt. Because the Indenture, Credit Facility, MSD Term Loan and Solus Term Loan have cross‑default provisions, if the indebtedness under the 2020 Notes or under our Credit Facility or any of our other debt is accelerated, we may be unable to repay or finance the amounts due.

The Credit Facility and the indentures governing the JCEI Notes and 2020 Notes contain a variety of covenants imposing significant operating and financial restrictions, which may limit our ability to operate our business.

The Credit Facility requires us to maintain specified financial ratios and minimum availability levels under the Credit Facility. In addition, the Credit Facility, the term loans and the indentures governing the JCEI Notes and 2020 Notes have affirmative and negative covenants customary for financings of that type, which limit our ability to, among other things, borrow money, make investments and extend credit, engage in transactions with our affiliates, consummate certain asset sales, consolidate or merge with another entity or sell, transfer, lease or otherwise dispose of all or substantially all of our assets, and create liens on our assets. It is possible these covenants could adversely impact our ability to finance our future operations or capital needs or to pursue available business opportunities. Additionally, a failure to comply with any of these covenants could lead to an event of default under the Credit Facility, the term loans and/or our indentures, which could result in an acceleration of the indebtedness under any such facility, which may in turn limit our ability to operate our business.

We are a holding company and depend upon the earnings of our subsidiaries to make payments on the 2020 Notes.

We are a holding company and conduct all of our operations through our subsidiaries. All of our operating income is generated by our operating subsidiaries. We must rely on dividends and other advances and transfers of funds from our subsidiaries, and earnings from our investments in cash, to provide the funds necessary to meet our debt service obligations, including payment of principal and interest on the 2020 Notes. Although we are the sole stockholder of each of our operating subsidiaries and therefore able to control their respective declarations of dividends, applicable laws may prevent our operating subsidiaries from being able to pay such dividends. In addition, such payments may be restricted by claims against our subsidiaries by their creditors, such as suppliers, vendors, lessors, and employees, and by any applicable bankruptcy, reorganization, or similar laws applicable to our operating subsidiaries. The availability of funds, and therefore the ability of our operating subsidiaries to pay dividends or make other payments or advances to us, will depend upon their operating results.

Sales of assets by us or the guarantors could reduce the pool of assets securing the 2020 Notes and the guarantees.

The security documents relating to the 2020 Notes allow us and the guarantors to remain in possession of, retain exclusive control over, freely operate and collect and invest and dispose of any income from, the collateral securing the 2020 Notes. To the extent we sell any assets that constitute such collateral, the proceeds from such sale will be subject to the liens securing the 2020 Notes only to the extent such proceeds would otherwise constitute “collateral” securing the 2020 Notes and the subsidiary guarantees under the security documents, and will also be subject to the security interest of creditors other than the holders of the 2020 Notes, some of which may be senior or prior to the second‑priority liens held by the holders of the 2020 Notes, such as the lenders under our Credit Facility and our term loans, who have a first‑priority lien in such collateral. To the extent the proceeds from any such sale of collateral do not constitute “collateral” under the security documents, the pool of assets securing the 2020 Notes and the guarantees would be reduced and the 2020 Notes and the guarantees would not be secured by such proceeds.

The collateral is subject to casualty risks and there may not be sufficient collateral to pay all or any portion of the 2020 Notes.

We are obligated under the collateral arrangements to maintain adequate insurance or otherwise insure against hazards. There are, however, certain losses that may be either uninsurable or not economically insurable, in-whole or in-part. It is possible that the insurance proceeds will not compensate us fully for our losses.

Indebtedness and other obligations under our Credit Facility, the term loans, the 2020 Notes and certain other senior secured indebtedness that we may incur in the future will be secured by liens on substantially all of our assets. Pursuant to the terms of an intercreditor agreement, the lien on all our and the guarantors’ assets that will secure the 2020 Notes and the guarantees will be contractually subordinated to a lien that will secure our Credit Facility, our term loans and certain other permitted indebtedness. Additionally, certain permitted indebtedness may be secured by liens that have priority by law. Consequently, the 2020 Notes and the guarantees will be effectively subordinated to borrowings under our Credit Facility and certain other permitted indebtedness to the extent of the value of such assets. Therefore, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, or an acceleration of our indebtedness under our Credit Facility or any other contractually senior claims, the assets that secure these contractually senior claims on a first priority basis must be used first to pay these contractually senior claims in full before any payments are made therewith on the 2020 Notes.

The value of the assets pledged as collateral for the 2020 Notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the 2020 Notes, in full or at all, after first satisfying our obligations in full under contractually senior claims. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the 2020 Notes. Any claim for the difference between the amount, if any, realized by holders of the 2020 Notes from the sale of the collateral securing the 2020 Notes and the obligations under the notes would rank equally in right of payment with all of our unsecured senior indebtedness.

Additionally, the terms of the Indenture governing the 2020 Notes allows us to issue additional notes in certain circumstances, subject to compliance with applicable debt and lien incurrence covenants. The Indenture does not require that we maintain the current level of collateral or maintain a specific ratio of indebtedness to asset values. Any additional notes issued pursuant to the Indenture will rank pari passu with the 2020 Notes and be entitled to the same rights and priority with respect to the collateral. Thus, the issuance of additional notes pursuant to the Indenture may have the effect of significantly diluting noteholders’ ability to recover payment in full from the then existing pool of collateral. In addition, releases of collateral from the liens securing the 2020 Notes are permitted under some circumstances.

The security interest in after‑acquired property may not be perfected promptly or at all.

Applicable law requires that security interests in certain property, such as motor vehicles, acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform such trustee or collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after‑acquired collateral. Neither the trustee nor the collateral agent has an obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in certain of the after‑acquired collateral or the priority of the security interest in favor of the 2020 Notes against third parties.

There are circumstances other than repayment or discharge of the 2020 Notes under which the collateral securing the 2020 Notes and guarantees will be released automatically, without your consent or the consent of the trustee.

Under various circumstances, all or a portion of the collateral securing the 2020 Notes and the guarantees may be released, including to enable the sale, transfer or other disposal of such collateral in a transaction not prohibited under the Indenture governing the 2020 Notes or the agreement governing our Credit Facility, including the sale of any entity in its entirety that owns or holds such collateral; and with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee.

In addition, the guarantee of a guarantor will be released in connection with a sale of such guarantor in a transaction not prohibited by the Indenture. Also, in certain instances after the disposition of assets or the ownership interest of a guarantor such assets and such guarantor will be released if the first lien holders of first priority claims have also released their liens.

Corporate benefit laws and other limitations on the guarantees may adversely affect the validity and enforceability of the guarantees of the 2020 Notes.

The guarantees of the 2020 Notes by the guarantors provide the holders of the 2020 Notes with a claim against the assets of the guarantors. Each of the guarantees and the amount recoverable under the guarantees, however, will be limited to the maximum amount that can be guaranteed by a particular guarantor without rendering the guarantee, as it relates to that guarantor, voidable or otherwise ineffective under applicable law. In addition, enforcement of any of these guarantees against any guarantor will be subject to certain defenses available to guarantors generally. These laws and defenses include those that relate to fraudulent conveyance or transfer, voidable preference, corporate purpose or benefit, preservation of share capital, thin capitalization and regulations or defenses affecting the rights of creditors generally. If one or more of these laws and defenses are applicable, a guarantor may have no liability or decreased liability under its guarantee.

Rights of holders of 2020 Notes may be adversely affected by bankruptcy proceedings.

The right of the collateral agent for the 2020 Notes to repossess and dispose of the collateral securing the 2020 Notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the collateral agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the collateral agent for the 2020 Notes, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents, or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the 2020 Notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the 2020 Notes would be compensated for any delay in payment or loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the 2020 Notes, the holders of the 2020 Notes would have “undersecured claims” as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs, and attorneys’ fees for “undersecured claims” during the debtor’s bankruptcy case.

Under certain circumstances, a court could cancel the 2020 Notes or the guarantees.

Our issuance of the 2020 Notes and the issuance of the guarantees may be subject to review under federal or state fraudulent transfer law. If we become a debtor in a case under the U.S. Bankruptcy Code or encounter other financial difficulty, a court might avoid or cancel our obligations under the 2020 Notes. The court might do so, if it found that when we issued the 2020 Notes: (i) we received less than reasonably equivalent value or fair consideration and (ii) we either (a) were or were rendered insolvent, (b) were left with inadequate capital to conduct our business or (c) believed or reasonably should have believed that we would incur debts beyond our ability to pay. The court might also avoid the 2020 Notes, without regard to factors (i) and (ii), if it found that we issued the 2020 Notes with actual intent to hinder, delay or defraud our creditors.

Similarly, if one of the guarantors becomes a debtor in a case under the U.S. Bankruptcy Code or encounters other financial difficulties, a court might cancel its guarantee, if it found that when the guarantor issued its guarantee, or in some jurisdictions, when payments became due under the guarantee, factors (i) and (ii) above applied to the guarantor, or if it found that the guarantor issued its guarantee with actual intent to hinder, delay or defraud its creditors.

A court would likely find that neither we nor any guarantor received reasonably equivalent value or fair consideration for incurring our obligations under the 2020 Notes and guarantees unless we or the guarantors benefited directly or indirectly from the 2020 Notes’ issuance. In other instances, courts have found that an issuer did not receive reasonably equivalent value or fair consideration if the proceeds of the issuance were used to finance an acquisition of the issuer, although we cannot predict how a court would rule in this case.

The test for determining solvency for purposes of the foregoing will vary depending on the law of the jurisdiction being applied. In general, a court would consider an entity insolvent either if the sum of its existing debts exceeds the fair value of all of its property, or its assets’ present fair saleable value is less than the amount required to pay the probable liability on its existing debts as they become due. For this analysis, “debts” includes contingent and unliquidated debts.

The Indenture governing the 2020 Notes limits the liability of each guarantor on its guarantee to the maximum amount that the guarantor can incur without risk that the guarantee will be subject to avoidance as a fraudulent transfer. We cannot assure you that this limitation will protect the guarantees from fraudulent transfer claim or, if it does, that the remaining amount due and collectible under the guarantees would suffice, if necessary, to pay the 2020 Notes in full when due. If a court voided our obligations under the 2020 Notes and the obligations of all of the guarantors under their guarantees, you would cease to be our creditors or creditors of the guarantors and likely have no source from which to recover amounts due under the 2020 Notes. Even if the guarantee of a guarantor is not avoided as a fraudulent transfer, a court may subordinate the guarantee to that guarantor’s other debt. In that event, the guarantees would be structurally subordinated to all of the guarantor’s other debt.

Risks Related To Our Industry

Our business is subject to several general economic and business factors, which affect the broader industry, exist beyond our control, and any of which could have a material adverse effect on our operating results.

We are subject to general economic and business factors that impact our industry. These factors include limited or excess capacity in the trucking industry and changes in automotive demand, deficits or surpluses in the market for used equipment, interest rates, license and registration fees and insurance premiums.

We may be affected by pricing pressures in our industry.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our ability to compete with other carriers. Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business, which may have an adverse effect on our financial condition and operating results.

Automotive OEMs may choose to integrate vertically and provide services in house.

To our knowledge, only Toyota and Chrysler provide a portion of their automotive transport service needs in-house. If they or any other automotive OEMs choose to increase the amount of transportation services they provide for themselves or if any of our other existing customers decide to provide such services in‑house, we may experience a loss of such customer or a reduction in services rendered to them which may have an adverse effect on our financial condition and operating results.

We may be affected by labor issues in the broader transportation industry.

Difficulty in attracting drivers could affect our profitability and ability to grow. Periodically, the transportation industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced underutilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers when needed or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages or let trucks sit idle, which could adversely affect our growth and profitability. If we are unable to retain drivers, our business, financial condition and results of operations could be harmed.

The trucking industry is capital intensive.

If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into financing arrangements or operate our revenue equipment for longer periods, any of which could have a material adverse effect on our profitability.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our executive offices are located at 1100 Walnut Street, Suite 2400, Kansas City, Missouri. In addition, we and our subsidiaries lease and occupy two general office buildings in Atlanta, Georgia; one owned and one leased. We also lease general offices in Southfield, Michigan; Hamilton, Ontario; Mountainside, New Jersey; Joplin, Missouri; and Guadalajara, Mexico.

As of December 31, 2016, the Transport segment operated from 53 terminals, located at or near manufacturing plants, ports and railway terminals, six of which are owned and 47 of which are leased. The Logistics segment operates out of the Atlanta, Southfield and Mountainside locations noted above, one location in Baltimore, Maryland and four locations in Mexico. In addition, the Logistics off‑lease rental return, off‑lease and vehicle inspection and title activities occur in 20 locations throughout the U.S., primarily on‑site of our customers:

			Owned /				Owned /
Facility		Activities	Leased	Facility		Activities	Leased
•	Edmonton, AB	Truck, maintenance	Leased	•	Detroit Gateway, MI	Truck	Leased
•	Calgary, AB	Truck, maintenance	Leased	•	Flint, MI	Truck, maintenance	Leased
•	Birmingham, AL	Truck	Leased	•	Lake Orion, MI	Truck	Leased
•	Gavin, AR	Truck, maintenance	Leased	•	Lansing, MI	Truck, maintenance	Leased
•	Vancouver, BC	Truck	Leased	•	Wayne, MI	Truck, maintenance	Leased
•	Jacksonville, FL	Truck	Leased	•	Dilworth, MN	Truck, maintenance	Leased
•	Orlando, FL	Truck, maintenance	Leased	•	Claycomo, MO	Truck, yard, maintenance	Owned
•	Tampa, FL	Truck	Leased	•	Wentzville, MO	Truck, maintenance	Owned
•	Atlanta, GA	Truck, maintenance	Leased	•	Wentzville, MO	Rail, yard	Leased
•	Belvidere, IL	Truck	Leased	•	Meridian, MS	Truck	Leased
•	West Chicago, IL	Truck	Leased	•	Hermosillo, MX	Yard	Leased
•	Elkhart, IN	Truck	Leased	•	Cuautitlán, MX	Yard	Leased
•	Princeton, IN	Truck	Leased	•	Guadalajara, MX	Yard	Leased
•	Fort Wayne, IN	Rail, yard	Leased	•	Monterrey, MX	Yard	Leased
•	Fort Wayne, IN	Truck, maintenance	Owned	•	Moncton, NB	Truck	Leased
•	Fairfax 1 & 2, KS	Truck, rail, yard, maintenance	Leased	•	Newark, NJ	Truck, maintenance	Leased
•	Bowling Green, KY	Truck, yard	Leased	•	Halifax 1 & 2, NS	Truck	Leased
•	Georgetown, KY	Truck	Owned	•	Buffalo, NY	Truck, maintenance	Owned
•	KTP—Louisville, KY	Truck, rail, yard	Leased	•	Avon Lake, OH	Truck, maintenance	Leased
•	Louisville, KY	Truck, maintenance	Leased	•	Oshawa, ON	Truck	Leased
•	Shelbyville, KY	Truck, maintenance	Leased	•	Chamy, QC	Truck	Leased
•	New Orleans, LA	Truck, maintenance	Leased	•	Chamy 2, QC	Truck	Leased
•	East Brookfield, MA	Truck, maintenance	Leased	•	Montreal, QC	Truck	Leased
•	Winnipeg, MB	Truck, rail, yard, maintenance	Leased	•	Saskatoon, SK	Truck	Leased
•	Annapolis Junction, MD	Maintenance	Leased	•	Nashville, TN	Truck	Leased
•	Jessup 1 & 2, MD	Truck	Leased	•	Arlington, TX	Truck, yard, maintenance	Owned
•	Dearborn, MI	Truck	Leased	•	Petersburg, VA	Truck	Leased
•	Detroit (Chassis), MI	Truck, yard	Leased	•	Prescott 1 & 2, WI	Truck, maintenance	Leased

ITEM 3: LEGAL PROCEEDINGS

On April 27, 2016, we filed a lawsuit against Applied Underwriters, Inc., Applied Underwriters Captive Risk Assurance Company (“AUCRA”), and certain of their affiliates (collectively, the “Applied Defendants”) in California State Court. JCHC alleged the following three claims in the lawsuit: (1) declaratory relief and rescission; (2) tortious breach of the implied covenant of good faith and fair dealing; and (3) fraud and misrepresentation. In connection with these claims, JCHC has demanded compensatory damages, rescission, punitive damages, and/or attorney’s fees. The claims are related to the Applied Defendants’ sale and management of JCHC’s workers’ compensation program, and specifically the Reinsurance Participation Agreements that the Applied Defendants sold to Jack Cooper starting in 2009.

On May 24, 2016, AUCRA submitted a demand for arbitration with the American Arbitration Association (“AAA”), alleging that Jack Cooper has failed to pay certain money owed to it in the amount of $9.5 million. In support of this arbitration demand, on June 14, 2016, AUCRA filed a Motion to Compel Arbitration and Stay the Action on behalf of all Applied Defendants in the California State Court, seeking to force the Company into arbitration and stay the Company’s lawsuit. On July 26, 2016, the California State Court issued an order denying AUCRA’s Motion to Compel Arbitration and Stay the Action, concluding that AUCRA’s dispute resolution provisions were void and unenforceable as a matter of law. In light of the California State Court’s order, on August 8, 2016, AAA placed AUCRA’s arbitration demand in abeyance, cancelling any pending deadlines and requesting that AUCRA provide a status update on any appeal to the California State Court’s order within twelve months.

On August 9, 2016, the Applied Defendants filed a Notice of Appeal for the California State Court’s order that denied the Motion to Compel Arbitration and Stay the Action. JCHC has opposed the Applied Defendants’ appeal, and the parties are currently awaiting the oral argument to be scheduled. We estimate that the appellate court will not decide the Applied Defendants’ appeal until later in 2017 or in 2018. In August 2017, AUCRA must pay an abeyance fee to AAA or the arbitration will be closed. At this time, we have concluded that a loss related to the Applied Defendants’ arbitration demand is not reasonably possible.

We contract with third parties to process our workers’ compensation, general liability and truckers’ liability claims. In addition, from time to time and in the ordinary course of our business, we are a plaintiff or a defendant in other legal proceedings related to various issues, including workers’ compensation claims, tort claims, contractual disputes, and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. It is the opinion of management that none of the other known legal actions will have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for JCEI or JCHC common stock.

As of February 1, 2017, there were 9 and 53 record holders of Class A and Class B Common Stock of JCEI, respectively. All of the outstanding common stock of JCHC is owned by JCEI.

As of February 1, 2017, there was an aggregate of 544,458 warrants to purchase shares of Class B Common Stock of JCEI outstanding.

JCHC did not declare or pay any dividends during the years ended December 31, 2016 and 2015. The Company’s ability to declare and pay dividends on its common stock in the future is restricted by the Credit Facility and the indentures governing the JCEI Notes and the 2020 Notes.

In connection with the Merger, on July 10, 2014, JCEI declared a dividend of $124.7 million to holders of its common stock, which was paid from the proceeds of the JCEI Notes.

In connection with the Public Exchange, on December 9, 2016, JCEI issued warrants to purchase 122,608 warrants to purchase shares of Class B Common Stock of JCEI, along with an aggregate of approximately $4.4 million in cash, as tender consideration for approximately $34.3 million of its outstanding JCEI, which were subsequently extinguished. JCEI did not receive any additional consideration for the issuance of such warrants.

In connection with the Private Exchange, on December 9, 2016, JCEI issued warrants to purchase 346,809 warrants to purchase shares of Class B Common Stock of JCEI, along with an aggregate of approximately $19.6 million in cash, as tender consideration for approximately $88.9 million of its outstanding JCEI, which were subsequently extinguished. JCEI did not receive any additional consideration for the issuance of such warrants.

ITEM 6: SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following tables set forth summary historical consolidated financial and selected other financial and operating data of JCHC and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

See “Item 1 – Business” for information regarding business combinations affecting the comparability of our results and measurements detailed below.

(in thousands)	December 31,	December 31,	December 31,	December 31,	December 31,
For the Year Ended:	2016	2015	2014	2013	2012
Operating revenues, less fuel surcharge	$646,981	$688,974	$709,339	$459,412	$456,733
Fuel surcharge	20,868	39,615	73,941	55,277	58,932
Operating revenues	667,849	728,589	783,280	514,689	515,665
Operating income (loss)	13,300	(15,052)	(16,237)	7,186	21,407
Net loss attributable to JCHC	(33,274)	(69,916)	(62,734)	(52,306)	(4,807)

At Year-End:
Total assets	$279,112	$294,969	$336,682	$373,013	$207,532
Long-term debt, including current maturities and Credit Facility (excluding deferred financing costs)	$559,993	$503,350	$464,698	$442,769	$172,310
Total stockholders' deficit	$(349,853)	$(293,431)	$(226,961)	$(180,031)	$(102,398)

Selected Financial and Operating Data:
Fleet capex (1)	$17,487	$24,658	$13,755	$15,973	$12,678
Adjusted EBITDA (2)	$75,171	$58,528	$54,234	$57,870	$57,376
Revenue per loaded mile	$8.18	$7.77	$7.45	$7.23	$6.82
Units carried (in 000s)	3,713	4,139	4,065	2,592	2,623
Number of active rigs (3)	2,050	2,421	2,499	2,430	1,588

(1)

Fleet Capex is the component of our total capital expenditures that reflects the amount we spend on our fleet. During the year ended December 31, 2016, we purchased $1.1 million of new trailers and spent $16.3 million on rig refurbishments and modifications. During the year ended December 31, 2015, we purchased 180 rigs for an aggregate of $5.8 million as their operating leases expired, in addition to purchasing $5.1 million of new trailers and spending $13.8 million on rig refurbishments and modifications. During the year ended December 31, 2013, the fleet capex included additional rigs acquired in the Allied Acquisition.

(2)

EBITDA, a non-GAAP financial measure, represents income (loss) from continuing operations plus provision (benefit) for income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA, a non-GAAP financial measure, as used herein is defined as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing core operating performance or are non-cash items such as: net loss attributable to non-controlling interests; adjustments for legacy workers’ compensation charge (benefit) related to programs in-place prior to our current ownership; severance and employment agreement charges; professional fees associated with potential transactions and consummated acquisitions; goodwill and intangible asset impairments, pension withdrawal liabilities; fuel surcharge reductions; stock based compensation; and other, net, primarily comprised of non-cash impact of foreign currency changes on certain intercompany notes that are other than long-term in nature. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. We present EBITDA and Adjusted EBITDA because we consider these measures to (a) be important supplemental measures of our performance; (b) provide more useful information to investors as indicators of our ability to meet our debt payments and working capital requirements; (c) provide an overall evaluation of our financial condition and (d) are frequently used by securities analysts, investors, lenders and other interested parties in the evaluation of companies in our industries with similar capital structures. We also use EBITDA and Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our business. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to that of other similarly titled measures reported by other companies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.

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

Additionally, Adjusted EBITDA excludes (1) non-cash stock based compensation expenses which are and will remain a key element of our overall long-term compensation packages and (2) certain costs related to multi-employer pension plan partial withdrawals, which we expect are reasonably likely to occur in future periods.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes. Please see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following table is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

(3)	Represents all units handled.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(in thousands)	December 31,	December 31,	December 31,	December 31,	December 31,
Reconciliation of Net Loss to EBITDA	2016	2015	2014	2013	2012
Net loss attributable to JCHC	$(33,274)	$(69,916)	$(62,734)	$(52,306)	$(4,807)
Net loss attributable to noncontrolling interests	—	—	—	—	(417)
Net loss	(33,274)	(69,916)	(62,734)	(52,306)	(5,224)
Provision (benefit) for income taxes	809	1,029	1,219	(967)	(267)
Interest expense, net	46,617	46,912	41,364	59,602	26,745
Depreciation and amortization	49,277	50,941	50,441	25,314	24,824
EBITDA	$63,429	$28,966	$30,290	$31,643	$46,078
Adjusted EBITDA Calculation
EBITDA	$63,429	$28,966	$30,290	$31,643	$46,078
Plus (less):
Net loss attributable to noncontrolling interests	—	—	—	—	417
Other, net(A)	(852)	6,923	3,914	857	153
Loss on sale of assets	1,387	2,426	1,117	34	249
Legacy workers' compensation charge(B)	(487)	903	650	488	1,470
Pension withdrawal liability(C)	3,315	579	2,794	8,380	4,363
Fuel surcharge reductions(D)	—	—	—	—	978
Professional fees(E)	5,840	960	4,178	10,604	3,266
Severance and employment agreement charges(F)	1,720	1,513	3,162	—	—
Stock based compensation(G)	819	906	1,725	318	402
Acquisition integration costs(H)	—	—	6,404	883	—
Goodwill and intangible asset impairment(I)	—	15,352	—	4,663	—
Adjusted EBITDA	$75,171	$58,528	$54,234	$57,870	$57,376

A.	Primarily represents non-cash foreign currency transaction (gains) losses on intercompany loans denominated in currencies other than the reporting currency.
B.

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

C.	Represents estimated partial multi-employer defined benefit pension plan withdrawals.

On January 21, 2014, we received a notice of assessment of partial withdrawal from the Teamsters of Philadelphia and Vicinity Pension Plan, or the Philadelphia Plan, due to a decline in our contributions to the fund during the three year period from 2007 to 2009. The withdrawal liability of $1.6 million was payable in quarterly installments through September 2015 of principal and interest totaling less than $0.3 million. We previously estimated that we had triggered a partial pension withdrawal liability of $3.5 million as of December 31, 2014 due to declines in contributions to the Philadelphia Plan during the periods since 2009. On July 9, 2015, the Company received a notification from the Philadelphia Plan of the partial withdrawal liability of $3.7 million related to the portion of the declines in contributions to the fund during the periods since 2009, and as a result the Company recorded $0.2 million of additional liability during the year ended December 31, 2015. During the year ended December 31, 2016, the Company estimated it had triggered a $2.9 million full withdrawal liability, net of previously recorded partial withdrawal liabilities, from the Philadelphia Plan due to the closure of one terminal during the second quarter of 2016.

In addition, we previously estimated that we had triggered a partial pension withdrawal liability of $4.4 million as of December 31, 2012 due to declines in contributions to Western Conference Pension Trust during periods between 2010 and 2012. We recorded additional liabilities of $0.6 million during the year ended December 31, 2013 as a result of declines in contributions during the periods then ended, which are used to estimate the liability. On June 13, 2014, we received the assessment of our partial withdrawal liability for the periods noted above and as a result recorded less than $0.1 million additional liability during the year ended December 31, 2014. During 2013, we recorded $2.6 million for estimated partial withdrawal liabilities during the periods between 2010 and 2013. During 2014, we recorded $2.2 million for estimated partial withdrawal liabilities during the periods between 2012 and 2014 and an additional $0.5 million estimate related to withdrawal liabilities during periods between 2010 and 2013. On August 10, 2015, we received an assessment from the Western Conference Pension Trust indicating we had a partial withdrawal liability of $3.4 million related to the portion of the declines in contributions to the fund during the periods between 2011 and 2013, and as a result we recorded $0.3 million of additional liability during the third quarter of 2015. On January 10, 2017, we received an assessment from Western Conference Pension Trust indicating we had a partial withdrawal liability of $0.3 million related to the 2013 plan year, and as a result we recorded $0.3 million of additional liability during the year ended December 31, 2016.

In December of 2016, we estimated that we had triggered a full pension withdrawal liability of $0.2 million from the Central Pennsylvania Teamsters Defined Benefit Plan.  As a result, we recorded an estimated lability of $0.2 million during the year ended December 31, 2016.

D.

A customer modified its calculation of fuel surcharge without notice. The Company requested modified hauling rates from its customer to offset the reduction in fuel. The values shown here reflect the fuel surcharge that was permanently lost during the period of modified fuel surcharge rates without corresponding hauling rate adjustments.

E.

Represents charges for third-party legal, consulting and accounting expenses related to potential and consummated transactions and acquisitions, and related diligence, including exchange transactions and the Allied Acquisition, which are included in selling, general, and administrative expenses in the condensed consolidated statements of comprehensive loss. We believe excluding professional fees associated with transactions outside the normal operations of the Company, which fluctuate based on factors unrelated to our ongoing business operations, provides for a more complete understanding of factors and trends affecting our business operations.

F.

During the year ended December 31, 2016, costs related to payments under severance and labor agreement obligations associated with the closure of four terminal locations and the elimination of certain corporate overhead roles. During the year ended December 31, 2015, costs related to payments under severance and labor agreement obligations associated with the planned closure of two Canadian terminal locations in the first half of 2016.  During the year ended December 31, 2014, costs related to separation, non-compete, and consulting agreements executed in connection with the resignation of two of our officers. These charges are reflected in compensation and benefits and selling, general and administrative expenses in the consolidated statements of comprehensive loss. We believe these costs are not indicative of our ongoing operations and are excluded for purposes of facilitating a comparison of our operating performance on a constant basis from period to period.

G.

Represents the compensation expense for stock options granted during 2013, 2014 and 2015. The fair value of the options was determined using the Black-Scholes model. The expense is included in selling, general and administrative expenses on the consolidated statements of comprehensive loss.

H.	Costs associated with the integration of the Allied Acquisition primarily related to systems transition, transitional associates, information services, travel and fleet relocation.
I.

During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES resulting in an impairment charge to goodwill of $14.1 million and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that were below the Company’s previous projections, largely as a result of increased price competition and weak export demand for vehicles to Nigeria, a major market within which AES operates. During the fourth quarter of 2013, the Company completed its annual impairment test of the Logistics segment reporting unit resulting in an impairment charge of $4.7 million related to the goodwill of AES. The charge is a result of revised sales growth rates, profits, and cash flows that were below the Company’s previous projections, partially as a result of governmental budgetary issues which have curtailed capital investment for infrastructure projects in Nigeria.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and contained elsewhere in this Annual Report on Form 10-K, particularly under “Risk Factors,” and “Forward-Looking Statements.” All forward-looking statements are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We are a growth-oriented, specialty transportation and other logistics provider and the largest over-the-road FVL company in North America. Through our Transport and Logistics segments, we provide premium asset-heavy and asset-light solutions to the global new and POV markets, specializing in finished vehicle transportation and other logistics services for major automotive OEMs and fleet ownership companies, remarketers, dealers and auctions. We offer a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions through a fleet of 2,050 active rigs and a network of 53 strategically located terminals across North America as of December 31, 2016. We believe our scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico allow us to operate efficiently and deliver superior customer service. In 2016, we transported over 3.7 million finished vehicles, which we believe is significantly higher than the number of units transported by our nearest competitor.

Since 2008, we have undertaken a number of strategic operational initiatives and completed five acquisitions as part of our focus on profitable growth. Most recently, we completed the Allied Acquisition in December 2013, creating the largest over‑the‑road FVL provider in North America. As a result of these efforts, for the period from 2010 through 2016, we have increased our annual operating revenues and Adjusted EBITDA by a 16.1% and 27.1% compound annual growth rate (“CAGR”), respectively, despite operating through one of the worst automotive markets in recent history. We believe we are positioned to capitalize on favorable growth and modal shifts in the global FVL industry (which includes all modes of transportation, whether truck, rail or ship), as well as expand into other industry verticals that require highly specialized or customized asset and non‑asset based solutions.

We provide a critical component of the automotive supply chain, serving as a primary link in the delivery of finished vehicles from manufacturing plants, vehicle distribution centers, or VDCs, seaports and railheads to new vehicle dealerships. We operate in the short haul segment of the U.S. automotive transportation market for primarily new and, to a lesser extent, POVs. We haul four and two door automobiles, light trucks, sport utility vehicles and transit vans, with an average length of haul of approximately 170 miles, although our length of haul ranges from less than a mile up to approximately 2,400 miles. We operate the largest active fleet in the North American auto hauling industry, with 2,705 useable rigs as of December 31, 2016, of which 2,050 are active.  We believe our sufficiently large fleet of useable rigs allows us to flex capacity and meet future customer needs. Our excess capacity is a direct result of the Allied Acquisition, and we do not believe any of our competitors have this spare capacity.

In addition to our asset-heavy transportation solutions, we provide our customers with a full range of complementary asset-light logistics and value-added services. Logistics services provides a range of asset‑light services to the POV market, including inspections, automated claims management, title and key storage services, brokerage and export services, port processing, third‑party logistics management, and other technical services. We believe we are one of the largest inspectors of used vehicles in the United States. We independently report on the condition of POVs to both close the lessee‑lessor contracts (e.g., when a POV is returned to a dealership by a customer) and to remarket the vehicle through both wholesale and retail channels. We also help our customers move vehicles to and from dealerships, inspection lots, auctions, and overseas markets by coordinating transportation from third party trucking, rail, or ocean shipping providers. We further provide value added services across the supply chain, such as our vehicle inspection application, PhotoBooth, which provides high‑definition photo technology to vehicle dealers and remarketers who, for marketing purposes, normally take a large number of photos of each vehicle they plan to sell.

Our business is highly dependent on our largest customers, GM, Ford, and Toyota. Our largest customers have expressed concern about our financial condition and our significant leverage and have indicated that they are closely monitoring our financial situation as they consider our position as a significant supplier to them. We believe that our recent loss of business related to certain traffic lanes from one of our three largest customers during the bidding process during 2016 was in-part related to their concerns about our significant leverage. We estimate that the lost business will result, starting in 2017, in annual revenue declines of between $14 million and $16 million and reduced earnings of between $3.5 million and $4.5 million. We are engaged in ongoing discussions with that customer and other customers about our financial position, and also believe that concerns about our financial condition are impeding some of our customers from entering into extended terms of service agreements with us.

Most of the Company’s U.S. employees are represented by the Teamsters and are covered by the Master Agreement, which expired on August 31, 2015. The NATLD have negotiated with the TNATINC a tentative new Master Agreement on which Teamster members intend to vote by March 31, 2017. The NATLD and the Teamsters have mutually agreed to keep all terms and provisions of the Master Agreement in effect and adhere to labor laws until a new agreement is entered into.

On December 4, 2015, the FAST Act was signed into law. The FAST Act will allow us to transport non-auto based cargo on the trailers of our rigs, which we expect will allow us to leverage our fleet to transport on our backhauls materials ranging from commodities, such as timber, to specialty products, such as utility vehicles. The FAST Act also provides for an additional five feet of total length for automobile transporters, changing the current federal limit from 75 feet to 80 feet. Additionally, front and rear overhang limits are now increased by three feet in the front and four feet in the rear, to a total allowance of four feet front overhang and six feet rear overhang. This results in a total load length (truck with overhang) of 90 feet, which we believe would allow us to increase our load factor and improve our margins in future periods without incremental equipment investment.

Key 2016 Events

Solus Term Loan. On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan facility with Wilmington Trust, National Association, as agent for Solus as the lender thereto. The Solus Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The Solus Term Loan will mature on October 28, 2020, subject to a springing maturity as more fully described in the Solus Term Loan agreement. The Solus Term Loan is secured by substantially all of the assets of the Company and its domestic subsidiaries on a subordinated basis to the liens securing the Credit Facility and the MSD Term Loan. Approximately $24.0 million of the proceeds from the Solus Term Loan were loaned to JCEI to be used to fund the cash portion of the consideration for the Public Exchange Offer and the Private Exchange, as described below. In connection with the Solus Term Loan, certain entities affiliated with, or managed by, Solus were issued an aggregate of 74,046 warrants to purchase shares of the non-voting Class B Common Stock of JCEI, at an exercise price of $0.01 per share.

Public Exchange Offer. On November 1, 2016, JCEI commenced an unregistered offer to exchange up to $80,450,000 of JCEI Notes for (i) cash and (ii) warrants to purchase shares of Class B Common Stock of the JCEI, par value $0.0001 per share (the “Class B Common Stock”), that are each exercisable into one share of Class B Common Stock. In the Public Exchange Offer, consideration, for each $1,000 of principal amount of JCEI Notes exchanged, the tendering holder received (i) $125 in cash (or $135 in cash if the holder tendered prior to an early deadline), and (ii) 3.5783 warrants to purchase shares of JCEI’s Class B Common Stock. $34.3 million aggregate principal amount of JCEI Notes were validly tendered in the Public Exchange Offer. The consideration transferred for the tendered JCEI Notes through the Public Exchange Offer was $4.4 million cash and 122,608 Exchange Warrants.

Concurrent Private Exchange. Concurrent with the commencement of the Public Exchange Offer, JCEI entered into a note purchase agreement with certain holders (including the T. Michael Riggs Irrevocable Trust) of the JCEI Notes that beneficially owned approximately 51.9% of the JCEI Notes ($96.9 million aggregate principal amount of JCEI Notes). Pursuant to the Note Purchase Agreement, the Private Exchange Noteholders agreed not to participate in the Public Exchange Offer and to exchange 100% of their JCEI Notes in a private exchange transaction which occurred concurrently with the closing of the Public Exchange Offer. The exchange by the Private Exchange Noteholders is referred to herein as the “Private Exchange”. As consideration for the exchange of their JCEI Notes, concurrently with the closing of the Public Exchange Offer, the Private Exchange Noteholders received (i) cash in the amount of $135 per $1,000 of JCEI Notes exchanged, which the aggregate amount of approximately $13.1 million was placed into escrow for the benefit of the Private Exchange Noteholders concurrently with the execution of the Note Purchase Agreement, and (ii) their pro rata portion of 346,804 Exchange Warrants. In addition, because the Public Exchange Offer was not fully subscribed, the Private Exchange Noteholders received their pro rata portion of an additional amount of cash equal to the total amount of cash being offered in the Public Exchange offer less the cash used in the Public Exchange Offer. The consideration transferred for the JCEI Notes tendered through the Private Exchange was $19.6 million cash and 346,804 Exchange Warrants.

The exchange transactions resulted in (i) the retirement of $34.3 million aggregate principal amount of JCEI Notes through the Public Exchange Offer, and (ii) the retirement of $96.9 million aggregate principal amount of the JCEI Notes through the Private Exchange, resulting in a total of $131.1 million of JCEI Notes being retired during 2016.

Intercompany Loan and Credit Facility Draw. Following the closing of the Solus Term Loan, the Company and JCEI entered into a loan whereby the Company loaned approximately $24.0 million of the net proceeds from the Solus Term Loan to JCEI to use as the cash consideration for the Public Exchange Offer and the Private Exchange. The loan bears interest at an annual rate of 1.5% payable-in-kind beginning 121 days after October 28, 2016 and has a maturity date of June 17, 2019. On October 26, 2016, the Company drew $21.5 million from its Credit Facility to ensure availability of liquidity from the Credit Facility. As of December 31, 2016, the Company has availability under the Credit Facility of approximately $12.5 million. However, our ability to borrow these funds is limited to approximately $4.0 million pursuant to certain restrictions under the indenture governing our 2020 Notes.

Terminal Closures. In the fourth quarter of 2015, management made the determination to close two Canadian terminals due to continued losses attributable to those locations. The closure of the terminals occurred during the second quarter of 2016. Further, also during the second quarter of 2016, the Company closed two U.S. terminals due to not meeting management’s performance expectations. As a result of one of the U.S. closures the Company estimated it had triggered a $2.9 million full withdrawal liability, net of previously recorded partial withdrawal liabilities, from the Teamsters of Philadelphia and Vicinity Pension Plan, or the Philadelphia Plan.

Our Segments

We operate in two reportable segments, the Transport segment and the Logistics segment, which are further described below.

Transport Segment

The Transport segment provides automotive transportation services to OEMs of automobiles and light trucks in the U.S. and Canada. Specific services include: (i) transportation of new vehicles from OEM assembly centers, vehicle distribution centers and port sites to dealers or other intermediate destinations and (ii) certain asset‑light services such as rail car loading and gate releasing services at OEM assembly centers and related new vehicle inspection services. The average length of haul is approximately 170 miles, though our length of haul ranges from less than a mile up to approximately 2,400 miles. The Transport segment’s revenues represented 90.8% and 91.5% of the Company’s total revenues for the years ended December 31, 2016 and 2015, respectively.

Logistics Segment

The Logistics segment engages in the global asset‑light automotive supply chain for new and used finished vehicles and includes: (i) brokering the transportation of used vehicles, including vehicles sold through an automotive auction process and (ii) services within the growing remarketed vehicle sector in which our customers are typically OEM remarketing departments, automotive auction companies and logistics brokers, including brokering of the international shipment of cars and trucks from various ports in the United States to various international destinations; and inspection and title storage services for pre‑owned and off‑lease vehicles. The Logistics segment’s revenues represented 9.2% and 8.5% of the Company’s total revenues for the years ended December 31, 2016 and 2015, respectively.

Factors Affecting Our Performance

Revenues

We primarily earn revenues from the intrastate and interstate transportation of vehicles. Most of our sales and costs are significantly concentrated among three major customers: GM, Ford and Toyota, which accounted for approximately 87%, 83%, and 81% of total revenues for the years ended December 31, 2016, 2015, and 2014, respectively, and GM alone accounted for 47%, 40%, and 38%, respectively. We generate a significant portion of our revenues by transporting automobiles and light trucks for our customers. Generally, we are paid per vehicle transported, per mile. We also derive revenues from fuel surcharges, yard management services, including rail loading and unloading activities, brokering of transportation of used vehicles, brokering of international shipments of cars, trucks, and construction equipment from various ports in the U.S. to various international destinations by third‑party ships, and inspection and titles storage services for pre‑owned and off‑lease vehicles.

The main factors that affect our revenues is the number of vehicles manufactured by our customers, the type of vehicle models and the distance between origin location and destination location, the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of rigs operating and changes in fuel prices. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, customer demand by location for each vehicle model, timing of OEM production, changeovers and recalls, and our average length of haul.

As is common in the industry, we recover a portion of certain fuel costs from fuel surcharges charged to customers. Changes in fuel costs will not result in a direct offset to fuel surcharges due to the nature of the calculation of fuel surcharges, which is customer‑specific and fluctuates as a result of miles driven, changes in the number and types of units hauled per customer, as well as the relationship of the national average cost of fuel (the national average diesel price index) or other contractually determined customer index benchmarks compared to actual fuel prices paid at the pump.

Financial Overview

During the year ended December 31, 2016, operating revenues decreased by 8.3%, or $60.8 million, as compared to the year ended December 31, 2015 primarily as a result (i) a 9.3% decrease in the volume of vehicles delivered mainly due to the closing of four of our terminals during the second quarter of 2016, two in Canada and two in the U.S., and an increase in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016, and (ii) an $18.7 million decrease in fuel surcharges received primarily due to a 8.2% decrease in the miles driven as well as the overall reduction in average diesel fuel prices throughout the U.S. The main factor offsetting the decrease in revenues was the continuing impact of contractual increases in customer rates during the third quarter of 2015, which include changes in pricing and payment terms and certain operational improvements.

During the year ended December 31, 2015, revenues decreased by 7.0% as compared to 2014, primarily as a result of (i) decreased fuel surcharges due to the overall reduction in average fuel prices throughout the U.S., (ii) a decrease of 6.2% in miles driven during the year ended December 31, 2015 as compared to 2014, primarily due to the Company’s decision to exit certain unprofitable hauling routes, and (iii) reduced revenues from the Company’s brokerage operations and international export shipping operations of cars, trucks and construction equipment during the year mainly due to lower used vehicle brokerage volumes and decreased shipments at AES during the year ended December 31, 2015. These effects were partially offset by less severe weather conditions during 2015 as compared to 2014. We experienced 28 terminal shut‑down days associated with severe weather conditions during the first quarter of 2015, compared to 102 terminal shut‑down days during the same period of 2014. A terminal shut‑down day is defined as one eight hour Monday through Friday operating day for a single terminal. Decreased revenues were also offset by contractual changes made with certain customers during the third quarter of 2015, which include changes in pricing and payment terms and certain operational improvements. These contractual amendments partially offset the revenue decrease discussed above, contributing $6.0 million of additional revenue during the year ended December 31, 2015.

Expenses and Profitability

The main expenses that impact our profitability are the variable costs of transporting vehicles for our customers. These costs include fuel expenses, driver‑related expenses, such as wages and benefits, rig maintenance costs and insurance costs such as workers’ compensation and cargo claims. These expenses generally vary with the miles we travel and number of vehicles hauled, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs include the acquisition and financing of long‑term assets, primarily revenue equipment, terminal non‑driver, non‑maintenance personnel costs and facilities expenses.

Cyclicality and Seasonality

Our business is cyclical and is tied to auto manufacturing output and customer demand for new automobiles. The second fiscal quarter of our year is typically the strongest contributor to revenues and earnings due to strong consumer demand for vehicles during the spring and summer months, workforce efficiencies due to favorable weather and low customer plant down‑times. The third fiscal quarter contribution to revenue is typically less than the second quarter due to plant shut‑downs necessary for automobile model‑year changes by our customers. A significant swing in business volume over a short period as a result of events such as a plant shut‑down leads to decreased operating efficiencies and margins during the relevant periods. Fourth quarter revenues are typically strong but, similar to the first quarter, can be negatively impacted by weather conditions, which not only decrease vehicle delivery volumes, but also decrease driver productivity, as well as negatively impacted by fewer working days due to the concentration of holidays during such period.

Foreign Currency Exchange Rates

Our reported financial condition and results of operations have been converted to U.S. dollars from the Canadian dollar and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. When we refer to changes in foreign currency exchange rates, we are referring to the differences between the foreign currency exchange rates we use to translate our international operations’ results from local currencies into U.S. dollars for reporting purposes. The impacts of foreign currency exchange rate fluctuations are calculated as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We use this method for all countries where the functional currency is not the U.S. dollar.

Key Performance Metrics

EBITDA and Adjusted EBITDA. EBITDA represents income (loss) from continuing operations plus provision (benefit) for income tax expense (benefit), interest expense, net, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, as detailed in “Selected Historical Consolidated Financial and Other Data.” The following table sets out our EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
EBITDA	$63,429	$28,966	$30,290
Adjusted EBITDA	$75,171	$58,528	$54,234

A reconciliation from net earnings (loss), a GAAP measure, to EBITDA and Adjusted EBITDA, and other information relating to the use of these non-GAAP measures, can be found in “Selected Historical Consolidated Financial and Other Data.”

Results of Operations

For the Years Ended December 31, 2016 and 2015

Operating Revenues. Total operating revenues decreased by $60.8 million to $667.8 million for the year ended December 31, 2016 from $728.6 million for the same period in 2015, a decrease of 8.3%. The decrease in operating revenues resulted from an $18.7 million decrease in fuel surcharges, a $41.6 million decrease in the Transport segment’s revenues, and a $0.5 million decrease in the Logistics segment’s revenues. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The Transport segment revenues, exclusive of fuel surcharge, decreased by $41.6 million, or 6.6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in revenues was primarily a result of the closure of four of the Company’s terminals during the second quarter of 2016 due to continued losses attributable to those locations as well as increases in OEM plant shut-downs partially due to shortages in parts inventory at certain OEMs as a result of the Japanese earthquakes in April 2016. OEM plant shut-downs and terminal closures collectively contributed to a 9.3% decrease in the volume of vehicles we delivered and an 8.2% decrease in miles driven in the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in revenues for 2016 were partially offset by increased rates per vehicle hauled for certain customers resulting from certain contractual changes made during the third quarter of 2015.

The Logistics segment revenues decreased by $0.5 million, or 0.8%, for the year ended December 31, 2016 primarily as a result of decreased revenues from our used vehicle brokerage operations and from our international shipment brokering operations, largely due to increased price competition in the market, as well as reduced demand for the export of vehicles to Nigeria. This decrease was partially offset by an increase in our vehicle inspections and title management services.

Fuel surcharges included in the Transport segment’s revenues for the years ended December 31, 2016 and 2015 were $20.9 million and $39.6 million, or 3.6% and 6.3%, of the Transport segment’s revenues before fuel surcharge, respectively. Fuel surcharges decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the overall decrease in average fuel prices throughout the U.S. as compared to the pre‑determined customer index benchmarks. Average fuel prices throughout the U.S. were approximately $2.35 per gallon for the year ended December 31, 2016 and $2.76 per gallon during the same period in 2015. Further contributing to the variance was a decrease in total miles driven, which decreased 8.2% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the third quarter of 2015, with no corresponding changes in the customer‑specific fuel surcharge rates. Fuel surcharges offset approximately 40.0% and 58.4% of fuel expenses for the years ended December 31, 2016 and 2015, respectively.

Operating Expenses. Total operating expenses were $654.5 million and $743.6 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $89.1 million, or 12.0%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses for the years ended December 31, 2016 and 2015.

The Transport segment’s operating expenses decreased by $72.9 million and the Logistic segment’s operating expenses decreased by $16.4 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease in Transport and Logistics operating expenses were partially offset by an increase of $0.2 million in corporate operating expenses.

The following table details the operating expense for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Compensation and benefits	$341,804	$373,469
Fuel	52,198	67,796
Depreciation and amortization	49,277	50,941
Repairs and maintenance	49,982	54,395
Other operating expenses	107,530	122,985
Selling, general and administrative	52,371	56,277
Loss on disposal of property and equipment	1,387	2,426
Goodwill and intangible asset impairment	—	15,352
Total	$654,549	$743,641

Compensation and Benefits. Compensation and benefits includes wages and benefits for drivers, maintenance and yard employees who are members of collective bargaining units, the majority of which are Teamsters. Benefit costs include health, welfare and contributions made to various multi‑employer pension funds, premiums for workers’ compensation insurance, and payroll taxes.

Compensation and benefits were $341.8 million and $373.5 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $31.7 million, or 8.5%. The decrease in compensation and benefits was attributable to a $31.5 million decrease from the Transport segment and a $0.2 million increase from the Logistics segment. The primary factor leading to the decrease from the Transport segment was reduced wages paid to drivers as a result of decreased miles driven during 2016, along with a decrease in workers’ compensation expense. The decrease in miles was mainly due to productivity improvements as a result of operational efficiency initiatives undertaken during the second half of 2015, as well as result of decreased volume of vehicles delivered during the year ended December 31, 2016. The decrease in workers’ compensation expense was primarily related to the Company’s strategic initiative to reduce the number of claims incurred as well as to improve claims processing. Also contributing to the decrease, in the fourth quarter of 2015, management made the determination to close two Canadian terminals due to continued losses attributable to those locations. This determination resulted in a severance accrual of $1.5 million in 2015, and an additional severance accrual of $0.3 million in 2016, resulting in a $1.2 million decrease in severance expense between the periods. The decrease was partially offset by $3.3 million estimated or assessed withdrawal liabilities recorded during 2016, net of previously recorded partial withdrawal liabilities, primarily related to the Teamsters of Philadelphia and Vicinity Pension Plan due to the closure of one U.S. terminal.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $52.2 million and $67.8 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $15.6 million, or 23.0%, which was entirely attributable to the Transport segment. The decrease in fuel expense was due primarily to the overall decrease in average fuel prices throughout the U.S. for the year ended December 31, 2016 as compared to the year ended December 31, 2015, as well as the decrease in miles driven as noted above.

Depreciation and Amortization. Depreciation and amortization expense was $49.3 million and $50.9 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $1.6 million, or 3.1%. The decrease was attributable to a $1.1 million decrease from the Transport segment and a $0.5 million decrease from the Logistics segment, and is a result of lower average outstanding balances of amortizable intangible assets in the current period as compared to the prior period.

Repairs and Maintenance. Repairs and maintenance expense, which consists primarily of vehicles tires, parts and outside vendor maintenance, was $50.0 million and $54.4 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $4.4 million, or 8.1%. The decrease was substantially attributable to the Transport segment, and was lower due to decreases in the amount of repairs required to Company rigs as a result of fewer miles driven during the current comparable period, in addition to a decrease in average active rigs in the current comparable period.

Other Operating Expenses. Other operating expenses include rent expenses, license fees and taxes, vehicle insurance expenses, cargo claim loss expenses, general supplies, other miscellaneous expenses and brokerage fees paid for services performed on our behalf as part of our non-asset based logistics services, including payments for international shipments on third-party ships. Other operating expenses were $107.5 million and $123.0 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $15.5 million, or 12.6%, and were comprised of decreases in other operating expenses of approximately $13.6 million for our Transport segment and approximately $1.9 million for our Logistics segment.

The Transport segment’s other operating expenses includes a $2.1 million decrease in vehicle rental expense primarily due to fewer rigs being leased in the year ended December 31, 2016 as a result of the Company’s purchase during 2015 of 180 rigs previously operated under operating leases. Further contributing to the Transport segment’s decrease in other operating expense was a $6.5 million decrease in lodging, tolls, utilities and other operating supplies and expenses as well as a reduction in other general supplies and expenses of $2.4 million, primarily as a result of fewer miles driven, operational efficiencies implemented since the prior comparable period and the Company’s continued emphasis on cost reductions. Additionally, the Transport segment’s decrease in other operating expense in the current comparable period included a $0.7 million decrease in insurance expenses mainly due to fewer cargo losses during the period, and a $0.9 million decrease in bad debt expense and $0.4 million decrease in license, other taxes and fees.

The Logistics segment experienced a decrease in brokerage fees of international shipments of $3.5 million, mainly due to decreased shipments at AES during the year ended December 31, 2016, largely due to increased price competition in the market. The Logistics segment’s other operating expenses was further reduced by decreases in insurance, utilities, general supplies and other miscellaneous expenses of $0.6 million as a result of the Company’s continued emphasis on cost reductions. The decrease in the Logistics segment’s other operating expenses was partially offset by increases in inspection costs of $1.7 million, and brokerage fees of $0.5 million mainly due to increased used vehicle brokerage volumes during the year ended December 31, 2016.

Selling, General and Administrative. Expenses reported within selling, general and administrative expenses on the consolidated statements of comprehensive loss consist of administrative salaries, benefits and related payroll taxes, as well as professional services and other miscellaneous administrative expenses. Selling, general and administrative expenses were $52.4 million and $56.3 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $3.9 million, or 6.9%. The decrease was mainly attributable to a $5.7 million decrease in selling, general and administrative expenses from the Transport segment, partially offset by a $1.6 million and a $0.2 million increase from the Logistics segment and for corporate expenses, respectively. The decrease at the Transport segment was primarily due to a $4.8 million decrease in professional service costs associated with consulting agreements related to our operational improvement initiatives in 2015. The increase at the Logistics segment was primarily due to a $1.1 million increase in communications expenses and professional services.

Goodwill and Intangible Asset Impairment. During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES within the Logistics segment reporting unit, resulting in an impairment charge of $14.1 million of goodwill impairment and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that are below the Company’s previous projections, partially as a result of increased price competition starting in the second quarter of 2015 and weak export demand of vehicles to Nigeria, a major market in which AES operates. These issues have caused one revenue stream of our logistics business for the shipment of vehicles from the U.S. to Nigeria to decline. There were no goodwill or intangible asset impairment charges incurred during the year ended December 31, 2016.

Operating Income (Loss). Operating income was $13.3 million for the year ended December 31, 2016, compared to an operating loss of ($15.1) million for the same period in 2015, an improvement of $28.4 million, or 188.1%. Corporate expenses contributed $1.8 million and $1.6 million of operating loss for the years ended December 31, 2016 and December 31, 2015, respectively. The Transport and Logistics segments contributed $12.4 million and $2.7 million of operating income for the year ended December 31, 2016, respectively, and contributed ($0.3) million and ($13.2) million of operating loss for the year ended December 31, 2015, respectively. The improvement over the comparable period was primarily attributable to the recognition of a goodwill impairment during the year ended December 31, 2015 with no comparable charge during the year ended December 31, 2016, as well as the continuing effect of the increased contractual rates agreed to with certain customers and operational efficiencies and cost reductions implemented since the prior comparable period.

Other Expense (Income). Other expense (income) consists of interest expense, net and other, net, the majority of which is attributable to foreign currency transaction losses.

Interest expense, net was $46.6 million for the year ended December 31, 2016 compared to $46.9 million for the same period in 2015, a decrease of $0.3 million, or 0.6%. Other, net was income of ($0.9) million for the year ended December 31, 2016 compared to an other, net expense of $6.9 million for the year ended December 31, 2015, a decrease of $7.8 million. During the year ended December 31, 2016, there were foreign currency transaction gains primarily associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the slight weakening of the U.S. dollar over the comparable period. During the year ended December 31, 2015, there were large foreign currency transaction losses due to the heavy strengthening of the U.S. dollar over the comparable period.

Provision for Income Taxes. Our effective tax rate for the years ended December 31, 2016 and 2015 was (2.5)% and (1.5)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and December 31, 2015, we had $96.5 million and $85.4 million recorded for valuation allowance, respectively.

For the Years Ended December 31, 2015 and 2014

Operating Revenues. Total operating revenues decreased by $54.7 million to $728.6 million for the year ended December 31, 2015 from $783.3 million for the same period in 2014, a decrease of 7.0%. The decrease in operating revenues resulted from a $34.3 million decrease in fuel surcharges, a $14.9 million decrease in the Transport segment’s revenues, and a $5.5 million decrease in the Logistics segment’s revenues. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The Transport segment’s revenues, exclusive of fuel surcharge, decreased by $14.9 million, or 2.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in revenues was primarily a result of decreased rates per vehicle hauled as a result of the mix of vehicle models hauled, as well as 6.2% fewer miles driven in the year ended December 31, 2015, primarily due to the Company’s decision to exit certain unprofitable hauling routes. During the second quarter of 2015, the Company closed one terminal in California as the Company ceased servicing that terminal’s hauling routes, and significantly scaled back the operations of a Canadian terminal during the third quarter of 2015 as a result of certain hauling routes relating to that terminal not meeting management’s performance expectations.

The decrease in the Transport segment’s revenues for 2015 was partially offset by increased rates per vehicle hauled for certain customers resulting from contractual changes made during the third quarter of 2015 and by the reduction of costs and delays due to less severe weather conditions experienced during the first quarter of 2015 as compared to the conditions experienced during the first quarter of 2014. We experienced 28 terminal shut‑down days associated with the severe weather conditions during the first quarter of 2015, compared to 102 terminal shut‑down days during the same period of 2014.

The Logistics segment’s revenues decreased by $5.5 million, or 8.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of decreased revenues from our used vehicle brokerage operations and from our international shipment brokering operations, largely due to increased price competition in the market, as well as reduced demand for the export of vehicles to Nigeria and service issues in the first quarter of 2015 caused by the Nigerian port of call preferred by AES’s former ocean carrier. In March 2015, AES contracted with a new ocean carrier, which services AES’s customers’ preferred ports of call within Nigeria.

Fuel surcharges included in revenues for the years ended December 31, 2015 and 2014 were $39.6 million and $74.0 million, or 6.3% and 11.5% of Transport revenues, respectively. Fuel surcharges decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the overall decrease in average fuel prices throughout the U.S. as compared to the pre‑determined customer index benchmarks. Average fuel prices throughout the U.S. were approximately $2.76 per gallon for the year ended December 31, 2015 and $3.92 per gallon during the same period in 2014. Further contributing to the variance was a decrease in total miles driven, which decreased 6.2% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Additionally, fuel surcharges decreased as a percentage of revenues due to contractual price increases received from certain customers during the third quarter of 2015, with no corresponding changes in the customer‑specific fuel surcharge rates. Fuel surcharges offset approximately 58.4% and 67.6% of fuel expenses for the years ended December 31, 2015 and 2014, respectively.

Operating Expenses. Total operating expenses were $743.6 million and $799.5 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $55.9 million, or 7.0%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses for the years ended December 31, 2015 and 2014.

The Transport segment’s operating expenses decreased by $64.6 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, partially offset by an $8.1 million increase in operating expenses from the Logistics segment. The decrease in Transport operating expenses was further offset by an increase of $0.6 million in corporate operating expenses.

The following table details the operating expense for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Compensation and benefits	$373,469	$383,278
Fuel	67,796	109,333
Depreciation and amortization	50,941	50,441
Repairs and maintenance	54,395	53,802
Other operating expenses	122,985	140,840
Selling, general and administrative	56,277	60,706
Loss on disposal of property and equipment	2,426	1,117
Goodwill and intangible asset impairment	15,352	—
Total	$743,641	$799,517

Compensation and Benefits. Compensation and benefits were $373.5 million and $383.3 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $9.8 million, or 2.6%. The decrease in compensation and benefits was attributable to a $10.2 million decrease from the Transport segment, partially offset by a $0.4 million increase from the Logistics segment. The primary factor leading to the decrease from the Transport segment was reduced wages paid to drivers as a result of decreased miles driven during 2015, mainly due to productivity improvements as a result of operational efficiency initiatives undertaken during 2015, as well as the Company’s decision to exit certain unprofitable hauling routes, partially offset by an overall increase in driver wages due to year‑over‑year contractual wage increases.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $67.8 million and $109.3 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $41.5 million, or 38.0%, which was entirely attributable to the Transport segment. The decrease in gross fuel expense was due primarily to the overall decrease in average fuel prices throughout the U.S. for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as well as the decrease in miles driven as noted above. The decrease in fuel expense was partially offset by an increase in an estimated $1.6 million in costs as a result of a mid-Western fuel refinery that supplies retailors from which the Company purchases a significant amount of fuel being off-line in the fourth quarter of 2015. Fuel costs, net of fuel surcharge were 4.5% and 5.5% of Transport revenues before fuel surcharge for the years ended December 31, 2015 and 2014, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $50.9 million and $50.4 million for the years ended December 31, 2015 and 2014, respectively, an increase of $0.5 million, or 1.0%. The increase was attributable to a $1.2 million increase from the Transport segment, partially offset by a $0.7 million decrease from the Logistics segment, and related primarily to an increase in the average gross outstanding balance of depreciable assets from the same period in the prior year.

Repairs and Maintenance. Repairs and maintenance expense was $54.4 million and $53.8 million for the years ended December 31, 2015 and 2014, respectively, an increase of $0.6 million, or 1.1%. The increase was entirely attributable to the Transport segment. The repairs and maintenance expense was comparable due to the average number of rigs in operations being comparable during both periods.

Other Operating Expenses. Other operating expenses were $123.0 million and $140.8 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $17.8 million, or 12.6%, and were comprised of decreases in other operating expenses of approximately $11.2 million for our Transport segment and approximately $6.6 million for our Logistics segment. The total decrease in both segments consisted of decreases in (i) brokerage fees of $8.5 million related to our brokering of used vehicles and international shipments, (ii) insurance and cargo claim costs of $3.2 million, (iii) license fees and taxes of $1.4 million, (iv) rent expense of $5.6 million, and (v) general supplies and other miscellaneous expenses of $0.2 million, offset by an increase in bad debt expense of $1.1 million.

The decrease in the Transport segment’s other operating expenses included decreases in insurance and cargo claims costs of $3.2 million and license fees and taxes of $1.3 million as a result of the reduced costs associated with having 78 fewer active rigs as of December 31, 2015 as compared to at December 31, 2014, as well as the Company incurring less first-time licensing fees during 2015 as compared to the licensing and titling fees incurred during 2014 as a result of the rigs acquired in the Allied Acquisition. The $5.5 million decrease in rent expense attributable to our Transport segment was mainly due to decreased revenue equipment rent due to the purchase of 180 rigs during the year ended December 31, 2015 as their operating leases expired as well as a decline in required revenue equipment rentals, primarily due to the Company’s decision to exit certain unprofitable hauling routes in 2015. The decrease in the Transport segment’s other operating expenses also included decreased brokerage fees of $0.7 million and decreases in general supplies and other miscellaneous expenses of $1.6 million, partially offset by an increase in bad debt expense of $1.1 million.

The decrease in the Logistics segment’s other operating expenses included a decrease in brokerage fees on used vehicles of $4.4 million and a decrease in brokerage fees of international shipments of $3.4 million, mainly due to decreased shipments at AES and lower used vehicle brokerage volumes during the year ended December 31, 2015, largely due to increased price competition in the market, as described above. The reduction in Logistics segment’s brokerage fees was partially offset by increases in licensing fees and taxes, insurance, and general supplies and other miscellaneous expenses of $1.2 million.

Selling, General and Administrative. Selling, general and administrative expenses were $56.3 million and $60.7 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $4.4 million, or 7.2%. The decrease was attributable to a $3.9 million decrease in selling, general and administrative expenses from the Transport segment and a $0.5 million decrease from the Logistics segment, partially offset by a $0.3 million increase in corporate expenses. The decrease at the Transport segment was primarily due to a decrease in compensation & benefits expense of $5.6 million, largely attributable to discretionary incentives paid out during the year ended December 31, 2014 for the successful completion of the Allied Acquisition, with no similar expense during the year ended December 31, 2015, as well as $3.2 million of expenses incurred that related to separation and non‑compete agreements executed in connection with the resignation of two of our officers, including our former chief executive officer, with no comparable expense during the year ended December 31, 2015. These decreases were partially offset by an increase in salary expense associated with increased administrative personnel and an increase in professional service costs associated with consulting agreements related to our operational improvement initiatives, which costs have significantly decreased during the fourth quarter of 2015.

Goodwill and Intangible Asset Impairment. During the second quarter of 2015, the Company completed an interim impairment test of goodwill and intangible assets of AES within the Logistics segment reporting unit, resulting in an impairment charge of $14.1 million of goodwill impairment and $1.2 million intangible asset impairment. The charge was a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that are below the Company’s previous projections, primarily as a result of increased price competition starting in the second quarter of 2015 and weak export demand of vehicles to Nigeria, a major market in which AES operates. These issues have caused one revenue stream of our Logistics segment for the shipment of vehicles from the U.S. to Nigeria to decline. There were no goodwill or intangible asset impairment charges incurred during the year ended December 31, 2014.

Operating Loss. Operating loss was $15.1 million and $16.2 million for the years ended December 31, 2015 and December 31, 2014, respectively. Corporate expenses contributed $1.6 million and $0.9 million of operating loss for the years ended December 31, 2015 and December 31, 2014, respectively. The Logistics and Transport segment contributed $13.2 million and $0.3 million of operating loss for the year ended December 31, 2015, respectively. The decrease in operating loss over the comparable period was primarily attributable to the decrease in operating revenues, as discussed above, as well as $14.1 million of goodwill impairment and $1.2 million intangible asset impairment at our Logistics segment, partially offset by reduced expenses for the Transport segment from fewer miles driven, mainly due to the Company’s decision to exit certain unprofitable hauling routes, as well as productivity improvements as a result of operational efficiency initiatives undertaken during 2015. The decrease in operating loss over the comparable period was also driven by the additional costs incurred as a result of the severe weather conditions experienced during the year ended December 31, 2014 and the integration of the Allied Acquisition, and for certain separation and non‑compete agreements, for which no comparable costs were incurred during the year ended December 31, 2015.

Other Expense (Income). Other expense (income) consists of interest expense, net and other, net, the majority of which is attributable to foreign currency transaction losses. Interest expense, net was $46.9 million for the year ended December 31, 2015 compared to $41.4 million for the same period in 2014, an increase of $5.5 million, or 13.4%. The increase in interest expense, net was a result of the interest rate paid on the outstanding MSD Term Loan balance during the year ended December 31, 2015, which was not outstanding during the same period in 2014. Other, net was an expense of $6.9 million for the year ended December 31, 2015 compared to an other, net expense of $3.9 million for the year ended December 31, 2014, an increase of $3.0 million. The increase was attributable to foreign currency transaction losses primarily associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the strengthening of the U.S. dollar over the comparable period.

Provision for Income Taxes. Our effective tax rate for the years ended December 31, 2015 and 2014 was (1.5)% and (2.0)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 and December 31, 2014, we had $85.4 million and $66.7 million recorded for valuation allowance, respectively.

Liquidity and Capital Resources

Overview

Our cash is primarily generated from operations and specific financing arrangements with lenders, customers and vendors. Our core cash requirements include operating expenses, capital expenditures for equipment (including buyout payments under certain equipment leases), payments under borrowing arrangements and operating leases for equipment, deposits of cash collateral and payments to workers’ compensation, auto and general liability insurers and withdrawal payments to multi-employer pension funds in which we participate. We project that cash generated by our operating activities, borrowings under the Credit Facility, and cash of $17.9 million as of December 31, 2016 will be sufficient to satisfy our core cash needs for the twelve months following the date the financial statements are issued.

As of December 31, 2016, the Company has availability under the Credit Facility of approximately $12.5 million. However, our ability to borrow these funds is limited to approximately $4.0 million pursuant to certain restrictions under the indenture governing our 2020 Notes. Changes in customer sales volumes can impact our ability to borrow against our Credit Facility, which is collateralized in-part by our customer account receivables. Because the Credit Facility provides short term working capital needs as necessary, we have classified borrowings thereunder within short term liabilities on our consolidated balance sheets. As we repay the $71.0 million outstanding under the Credit Facility at December 31, 2016, we may incur new borrowings for working capital needs and expect to have an outstanding balance under the Credit Facility as of December 31, 2017.

During the year ended December 31, 2016, approximately 47%,  30%, and 10% of our revenues were from our three largest customers, GM, Ford, and Toyota, respectively. As discussed above, our largest customers have expressed concern about our financial condition and our significant leverage and have indicated that they are closely monitoring our financial situation as they consider our position as a significant supplier to them. We believe that our recent loss of business related to certain traffic lanes from one of our three largest customers during the bidding process in 2016 was in-part related to their concerns about our significant leverage. We estimate that the lost business will result, starting in 2017, in annual revenue declines of between $14 million and $16 million and reduced earnings of between $3.5 million and $4.5 million. Further, under our current contract with another one of our three largest customers, which expires in December 2018, the customer has the right to terminate or renegotiate the terms of the agreement if we have failed to achieve a Debt to EBITDA ratio, as defined in the agreement, of 3.3x as of December 31, 2016. JCEI’s Debt to EBITDA ratio as defined by the agreement for the year ended December 31, 2016 was 8.2x. The Public Exchange Offer and Private Exchange was intended to address the concerns that customer and our other customers have expressed to us; however, the Public Exchange Offer and Private Exchange did not bring us into compliance with the aforementioned contract provision. While no modification to our business volumes with our customers has occurred subsequent to the Public Exchange Offer and Private Exchange, the customer with whom we have the aforementioned contract provision has further indicated to our management that unless we further address our leverage as required by the contract and provide them with assurances regarding our continued financial stability, they will seek to diversify their suppliers of transport services, will enforce this contract provision and will move a large portion of their transport business currently managed by us to other suppliers. We are engaged in ongoing discussions with that customer and other customers about our financial position, and also believe that concerns about our financial condition are impeding some of our customers from entering into extended terms of service agreements with us.

The Public Exchange Offer and Private Exchange were intended to address the concerns that customer and our other customers have expressed to us; however, the Public Exchange Offer and Private Exchange did not bring us into compliance with the aforementioned contract provision. Although we intend to continue to explore a transaction to bring us in compliance with the customer contract provision, there can be no assurance that we will be successful in achieving such goal. Accordingly, there can be no assurance that completion of any future transaction will otherwise satisfy our customers’ concerns and that they will not move a significant portion of our business to other suppliers.

In addition, we incurred additional debt in connection with the issuance of the Solus Term Loan, which will increase our cash interest payment obligations going forward by an estimated $4.3 million annually. We intend to pursue a wide variety of alternatives to reduce our indebtedness, and routinely evaluate  market conditions and the availability of additional financing in the form of debt and equity capital and intend to seek additional funding when conditions are appropriate, and further may conduct near-term and long-term capital raises, financing and refinancing transactions, restricted payment transactions, and other strategic or financing transactions, including, without limitation, near term and long term high-yield offerings and other debt offerings, private and public equity offerings (including an initial public offering), redemptions, repurchases, dividends, distributions, other transactions with respect to the Company’s debt, equity, and/or derivative securities and corporate reorganizations, acquisitions, divestitures and mergers. The availability of additional financing or equity capital will depend on our financial condition and results of operations as well as prevailing market conditions. There can be no assurance that we will be able to incur additional debt or refinance our existing debt as it becomes due or that we will receive additional equity capital.

Changes to payment terms with customers and vendors impact our working capital needs. During the third quarter of 2015, we entered into contractual changes with certain customers, which included favorable changes in pricing and payment terms and certain operational improvements. The payment term changes included a decrease of payment terms by approximately 23 days for one customer for no less than one year, and delayed the increase in payment terms with another customer. We anticipate that these improved payment terms will continue over the periods of the revised contractual terms.

During the third quarter of 2016 and upon the expiration of our workers compensation insurance agreement, we entered into a new one year workers compensation insurance agreement. The agreement requires the Company to make collateral payments totaling $5.8 million as well as $22.4 million of premium payments, the installments for which are to be paid over nine months. As of December 31, 2016, $9.2 million remains to be paid through the second quarter of 2017. We anticipate the new arrangement will result in improved claims management as well as additional improved coverage, which the agreement provides through a $0.5 million stop-loss limit per claim (exclusive of certain expenses).

Capital Expenditures. When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial capital expenditures to maintain a modern fleet of rigs, refresh our fleet and fund growth of our fleet. During the year ended December 31, 2016, we purchased $1.1 million of new trailers and spent $16.4 million on revenue equipment, including tractor engine and drive train replacements, refurbishments and modifications, and $3.1 million for IT equipment and leasehold improvements. We expect net cash capital expenditures of approximately $18 million to $20 million during the year ending December 31, 2017.

Cash Flows. The following tables present selected measures of our liquidity and financial condition as of December 31, 2016, 2015 and 2014 and for the years then ended:

(in thousands)	2016	2015	2014
Cash and cash equivalents	$17,934	$2,571	$7,100
Working capital deficit	(52,094)	(60,344)	(69,306)
Amounts available under Credit Facility	12,535	39,289	21,832
Long-term debt, including current maturities and Credit Facility (excluding deferred financing costs)	559,993	503,350	464,698
Stockholders’ deficit	(349,853)	(293,431)	(226,961)

(in thousands)	2016	2015	2014
Depreciation and amortization	$49,277	$50,941	$50,441
Capital expenditures	20,654	31,187	20,819
Cash flows provided by (used in) operating activities	3,725	131	(6,553)
Cash flows used in investing activities	(17,808)	(30,264)	(17,928)
Cash flows provided by financing activities	29,721	27,382	29,026

Summary of Sources and Uses of Cash. Cash and cash equivalents increased $15.3 million to $17.9 million at December 31, 2016 from $2.6 million at December 31, 2015. Significant sources of cash during the year ended December 31, 2016 included $41.0 million in net proceeds from the issuance of the Solus Term Loan, net loss exclusive of non-cash items of $20.2 million, $2.8 million in proceeds from the sale of property and equipment, and $20.4 million in net borrowings under the Credit Facility. Significant uses of cash during the year ended December 31, 2016 included cash interest payments of $48.4 million, capital expenditures of $20.7 million, $24.0 million issuance of note receivable from JCEI, $2.0 million in deferred financing costs, $5.7 million in principal payments on long-term debt, $11.2 million of changes in working capital, and $5.3 million of changes in non-current assets and liabilities.

Cash and cash equivalents decreased $4.5 million to $2.6 million at December 31, 2015 from $7.1 million at December 31, 2014. Significant sources of cash during the year ended December 31, 2015 included $59.4 million in net proceeds from the issuance of the MSD Term Loan, net loss exclusive of non-cash items of $9.0 million, $1.5 million in proceeds from the issuance of an intercompany note, $0.8 million in proceeds from the sale of property and equipment, $0.2 million in proceeds from the sale of marketable securities held-for-sale, and $6.5 million of changes in working capital. Significant uses of cash during the year ended December 31, 2015 included net payments of $22.0 million on our Credit Facility, cash interest payments of $44.1 million, capital expenditures of $31.2 million, $2.6 million in deferred financing costs, $8.8 million in principal payments on long-term debt, and $15.4 million of changes in non-current assets and liabilities.

Cash flows provided by operating activities. Cash flows provided by operations were $3.7 million for the year ended December 31, 2016, compared to cash flows provided by operations of $0.1 million for the year ended December 31, 2015. This $3.6 million increase in operating cash inflows was primarily a result of a reduction of net loss exclusive of non-cash items due to operational efficiencies realized during 2016, partially offset by increased cash interest payments on long-term debt as a result of the issuance of the Solus Term Loan and penalty interest associated with the registration rights prior to the completion of our Form S-4 registration of the 2020 Notes, as well as timing of accrued expenses and accounts payable disbursements.

Cash flows provided by operations were $0.1 million for the year ended December 31, 2015, compared to cash flows used in operations of $6.6 million for the year ended December 31, 2014. This $6.7 million decrease in operating cash flows outflows was primarily a result of a reduction of net loss exclusive of non-cash items due to operational efficiencies realized during 2015, partially offset by increased cash interest payments on long-term debt as a result of the issuance of the MSD Term Loan, and favorable changes in working capital primarily due to a decrease of payment terms by approximately 23 days for one customer, partially offset by the timing of accrued expenses and accounts payable disbursements. Further offsetting the decrease in operating cash outflows was a use of cash related to an increase in workers compensation deposits of $11.7 million.

Cash flows used in investing activities. Cash flows used in investing activities were $17.8 million and $30.3 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, net cash used in investing activities consisted of $20.7 million of capital expenditures, partially offset by $2.9 million in proceeds from the sale of property and equipment. For the year ended December 31, 2015, net cash used in investing activities consisted of $31.2 million of capital expenditures, partially offset by $0.8 million in proceeds from the sale of property and equipment and $0.2 million in proceeds from the sale of marketable securities held‑for‑sale.

Cash flows used in investing activities were $30.3 million and $17.9 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, net cash used in investing activities consisted of $31.2 million of capital expenditures, partially offset by $0.8 million in proceeds from the sale of property and equipment and $0.2 million in proceeds from the sale of marketable securities held-for-sale. For the year ended December 31, 2014, net cash used in investing activities consisted of $20.8 million of capital expenditures, partially offset by $2.9 million in proceeds from the sale of property and equipment.

Net cash provided by financing activities. Cash flows provided by financing activities were $29.8 million and $27.4 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, net cash provided by financing activities was primarily attributable to $41.0 million in net proceeds from the issuance of the Solus Term Loan and $20.4 million net borrowings on the Credit Facility, partially offset by $5.7 million of principal payments on long‑term debt, $2.0 million of deferred financing costs payments, along with the issuance of a $24.0 million note receivable from JCEI. For the year ended December 31, 2015, net cash provided by financing activities was primarily attributable to $59.4 million in net proceeds from the issuance of the MSD Term Loan, $1.5 million in proceeds from the issuance of an intercompany note, partially offset by net payments on the Credit Facility of $22.0 million, principal payments on long‑term debt of $8.8 million, and payments of deferred financing costs of $2.6 million.

The change in the amount outstanding under the Credit Facility as of December 31, 2016, as compared to December 31, 2015, was the result of net borrowings of $20.4 million. The average outstanding Credit Facility balance during the year ended December 31, 2016 was $64.5 million, which had a weighted average interest rate of approximately 3.2%.

Cash flows provided by financing activities were $27.4 million and $29.0 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, net cash provided by financing activities was primarily attributable to $59.4 million in net proceeds from the issuance of the Solus Term Loan, $1.5 million in proceeds from the issuance of an intercompany note, partially offset by net payments on the Credit Facility of $22.0 million, principal payments on long‑term debt of $8.8 million, and payments of deferred financing costs of $2.6 million. For the year ended December 31, 2014, net cash provided by financing activities was primarily attributable to $21.2 million in net borrowings on the Credit Facility and a net capital contribution from JCEI of $13.1 million, partially offset by principal payments of long-term debt of $4.3 million, purchase of treasury stock of $0.5 million and payment of dividends declared during 2013 of $0.4 million.

The change in the amount outstanding under the Credit Facility as of December 31, 2015, as compared to December 31, 2014, was the result of net payments of $22.0 million. The average outstanding Credit Facility balance during the year ended December 31, 2015 was $46.5 million, which had a weighted average interest rate of approximately 3.0%.

Debt and Financing Arrangements

Solus Term Loan. On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan facility with Wilmington Trust, National Association, as agent for Solus as the lender thereto. The Solus Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The Solus Term Loan will mature on October 28, 2020, subject to a springing maturity as more fully described in the Solus Term Loan agreement. The Solus Term Loan is secured by substantially all of the assets of the Company and its domestic subsidiaries on a subordinated basis to the liens securing the Credit Facility and the MSD Term Loan. The Solus Term Loan is secured on a senior basis, with respect to the ABL Collateral (as defined in the indenture governing the 2020 Notes), and on a subordinated basis, with respect to the Notes Collateral (as defined in the indenture governing the 2020 Notes), to the liens securing the 2020 Notes. Approximately $24.0 million of the proceeds from the Solus Term Loan were loaned to JCEI to be used to fund the cash portion of the consideration for the Public Exchange Offer and the Private Exchange. In connection with the Solus Term Loan, certain entities affiliated with, or managed by, Solus were issued an aggregate of 74,046 warrants to purchase shares of the non-voting Class B Common Stock of JCEI, at an exercise price of $0.01. The Solus Term Loan provides for voluntary prepayments as well as mandatory prepayments in certain circumstances and is subject to certain prepayment premiums. The Solus Term Loan also contains customary affirmative and negative covenants and events of default for financings of its type.

MSD Term Loan. On March 31, 2015, we entered into a senior secured term loan facility in the principal amount of $62.5 million, issued at a 4.0% discount, with MSDC. We used the proceeds from the MSD Term Loan to pay down outstanding borrowings on our Credit Facility and for other corporate purposes. On December 23, 2015, we amended the MSD Term Loan to, among other things, extend the maturity date of the MSD Term Loan to October 18, 2018, and effective January 2, 2016, increase the applicable interest rate on the MSD Term Loan by 1.0% per annum. As a result, effective January 2, 2016, the MSD Term Loan bears interest at a rate of LIBOR plus 7.0% per annum, subject to a LIBOR floor of 3.0% per annum. If the MSD Term Loan is prepaid with the proceeds of a qualified equity raise, the Company will pay an additional premium equal to the present value of the additional 1.0% interest applicable since January 2, 2016 if paid through the maturity date, as a make whole premium.

The MSD Term Loan is guaranteed by JCHC’s domestic subsidiaries and is secured by substantially all of the assets of JCHC and its domestic subsidiaries and a pledge of the outstanding equity of JCHC’s domestic subsidiaries and 65% of the outstanding equity of JCHC’s first‑tier foreign subsidiaries. MSDC’s liens under the MSD Term Loan have first priority status on the ABL Collateral (as defined in the indenture governing the 2020 Notes) and second priority status on the Notes Collateral (as defined in the indenture governing the 2020 Notes) to the same extent as the liens of the lenders under the Credit Facility in such assets, but are junior to the liens of the lenders under the Credit Facility. The MSD Term Loan provides for voluntary prepayments as well as mandatory prepayments in certain circumstances and is subject to certain prepayment premiums. The MSD Term Loan also contains certain customary affirmative and negative covenants and events of default for financings of its type. On October 28, 2016, the Company entered into that certain amendment number two to the MSD Term Loan to, among other things, permit the incurrence of the Solus Term Loan, and, subject to certain conditions, permit the deleveraging events effectuated through the Private Exchange and the Public Exchange Offer.

Credit Facility. On June 18, 2013, we entered into the Credit Facility which, as amended on August 6, 2013, provides $100 million in aggregate borrowing capacity, subject to a borrowing base. Loans under the Credit Facility bear interest at a floating rate and may be maintained as base rate loans (tied to the greatest of the prime rate, the federal funds rate plus 0.5% and the one month LIBOR rate plus 1%) or as LIBOR rate loans (determined by reference to the applicable rate for LIBOR loans for the selected interest period) plus an applicable margin, which is determined based upon the amount outstanding. The Credit Facility is guaranteed by all of our domestic subsidiaries and is secured by a first-priority security interest in most of our assets, including rigs and other vehicles, accounts receivable, inventory, deposit and security accounts and tax refunds, and a second lien on certain of our other assets. The Credit Facility matures at the earlier of (i) June 18, 2018, (ii) the date that is 90 days prior to the then extant maturity date of the MSD Term Loan, (iii) the date that is 90 days prior to the then extant maturity date of the Solus Term Loan or (iv) the date that is 90 days prior to the then extant maturity date of the 2020 Notes.

The Credit Facility contains customary representations, warranties and covenants including, but not limited to, certain limitations on our ability to incur additional debt, guarantee other obligations, create or incur liens on assets, make investments or acquisitions, make certain dispositions of assets, make optional payments or modifications of certain debt instruments, pay dividends or other payments to our equity holders, engage in mergers or consolidations, sell assets, change our line of business and engage in transactions with affiliates. If availability under the Credit Facility falls below 12.50% of the maximum revolver amount, the Company will be required to maintain a fixed charge coverage maintenance ratio of at least 1.10:1.00 for a specified time. If excess availability under the Credit Facility falls below 12.50% of the maximum revolver amount, the lender may automatically sweep funds from our cash accounts to pay down the revolver. At December 31, 2016 and 2015, our availability under the Credit Facility exceeded the specified threshold amounts and accordingly, we were not in a financial covenant period. During the year ended December 31, 2016, borrowings under the Credit Facility ranged from $50.0 million to $79.0 million. As of December 31, 2016, the Company had $12.5 million available for borrowings under the Credit Facility, without consideration of the maximum revolver amount threshold discussed above. On October 28, 2016, the Company entered into that certain fourth amendment to the Credit Facility to, among other things, permit the incurrence of the Solus Term Loan, and, subject to certain conditions, permit the deleveraging events effectuated through the Private Exchange and the Public Exchange Offer.

2020 Notes. The Company has outstanding $375 million principal amount of 9.25% Senior Secured Notes due 2020 (the “2020 Notes”), issued and sold through a private placement to qualified institutional buyers pursuant to Rule 144A, promulgated under the Securities Act. The 2020 Notes were issued pursuant to an indenture dated June 18, 2013 (the “Indenture”), by and among the Company, the guarantors party thereto, and U.S. Bank National Association, as trustee. Interest on the 2020 Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year.

The 2020 Notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. In connection with the issuance of the 2020 Notes, the Company and certain of its subsidiaries entered into a Security Agreement (the “Security Agreement”), pursuant to which the 2020 Notes and related guarantees are secured by (i) a second‑priority security interest in the assets that secure the Credit Facility (including rigs and other vehicles, accounts receivable, inventory, deposit and security accounts and tax refunds), and (ii) a first‑priority security interest in certain other of the Company’s assets, including the outstanding equity of the Company’s domestic subsidiaries and 65% of the outstanding equity of the Company’s first‑tier foreign subsidiaries. Further, the Security Agreement provides that in the event that Rule 3‑16 of Regulation S‑X under the Securities Act requires or would require the filing with the Securities and Exchange Commission of separate financial statements of any guarantor of the Company due to the fact that such guarantors’ securities secure the 2020 Notes, then such securities shall to the extent necessary to eliminate the need for such filing, automatically be deemed not to constitute security for the 2020 Notes (the “Collateral Cutback Provision”). Rule 3‑16 of Regulation S‑X requires separate financial statements for any subsidiary whose securities are collateral, if the par value, book value or market value, whichever is greater, of its capital stock pledged as collateral equals 20% or more of the aggregate principal amount of the notes secured thereby.

The collateral under the Security Agreement includes capital stock of the following companies:

(i)Areta, S. de R.L. de C.V.,

(ii)Auto Export Shipping, Inc.,

(iii)Axis Logistica, S. de R.L. de C.V.,

(iv)Axis Operadora Guadalajara, S.A. de C.V.,

(v)Axis Operadora Hermosillo, S.A. de C.V.,

(vi)Axis Operadora Monterrey, S.A. de C.V.,

(vii)Axis Operadora Mexico, S.A. de C.V.,

(viii)Axis Logistics Services, Inc.,

(ix)Auto Handling Corporation,

(x)Jack Cooper CT Services, Inc.,

(xi)Jack Cooper Logistics, LLC,

(xii)Jack Cooper Rail and Shuttle, Inc.,

(xiii)Jack Cooper Specialized Transport, Inc.,

(xiv)Jack Cooper Transport Company Inc.,

(xv)JCH Mexico, S. de R.L. de C.V.,

(xvi)JCSV Dutch 1 C.V.,

(xvii)JCSV Dutch B.V.

(xviii)Pacific Motor Trucking Company

(xix)CarPilot, Inc.

In accordance with the Collateral Cutback Provision, the collateral securing the 2020 Notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity‑by‑entity basis, is less than 20% of the principal amount of the 2020 Notes outstanding.

The Company has determined that the book and market value of the capital stock of Jack Cooper Transport Company Inc. (“JCT”) exceeded 20% of the principal amount of the 2020 Notes (i.e., $75 million) as of December 31, 2016. As a result of the Collateral Cutback Provision, the pledge of the capital stock of JCT with respect to the 2020 Notes is limited to its capital stock with an applicable value of less than $75 million. The aggregate percentage of the Company’s consolidated assets and revenues represented by JCT as of December 31, 2016 is estimated to be 91% and 91%, respectively.

As described above, the assets of JCT (and of the Company’s other domestic subsidiaries) have been separately pledged as security for the 2020 Notes and it is a guarantor of the obligations under the 2020 Notes. No other subsidiary whose capital stock has been pledged is currently subject to the Collateral Cutback Provision. The Company determined the book value of each subsidiary whose capital stock constitutes collateral under the Security Agreement based on the book value of the equity securities of each such subsidiary as carried on the Company’s balance sheet as of December 31, 2016, prepared in accordance with GAAP. JCT and the Company’s other subsidiaries’ market value was based on internal estimates of fair market value and did not include a third party valuation. Therefore, it should not be considered an indication as to what any such subsidiary might be able to be sold for in the market.

The portion of the capital stock of the Company and the subsidiaries constituting collateral securing the 2020 Notes and the related guarantees may decrease or increase as the applicable value of such capital stock changes. As long as the applicable value of the capital stock of JCT exceeds 20% of the principal amount of the 2020 Notes, the value of its capital stock securing the notes and related guarantees will not change. If the applicable value of the capital stock of JCT falls below 20% of the principal amount of the notes, 100% of the capital stock of that entity will secure the obligations under the 2020 Notes and related guarantees.

In connection with the issuance of the 2020 Notes, the Company entered into registration rights agreements requiring the Company to exchange the 2020 Notes for notes registered under the Securities Act within 365 days of the initial issuance on June 18, 2013 (the “Exchange Notes”), or pay additional interest of 0.25% per annum for each 90-day period thereafter until completion of the exchange, not to exceed 1.0% of additional interest per annum. On June 13, 2016, we completed the offer to exchange the Exchange Notes for the outstanding 2020 Notes and all $375 million in aggregate principal amount of the 2020 Notes were validly tendered in exchange of an equal amount of Exchange Notes. As a result of the completion of the exchange offer, the Company recognized in the three months ended June 30, 2016 a reversal of $0.6 million interest expense for registration rights interest that was accrued as of December 31, 2015. As such, as of December 31, 2016, there was no remaining registrations rights interest accrual, while $2.3 million was accrued during 2015.

As of December 31, 2016, the 2020 Notes’ credit rating from Moody’s was rated “Caa3” with a negative outlook following downgrades from “B3” and “Caa1”. The recent downgrade, or any further downgrade by Moody’s, could adversely affect our cost of capital and our ability to raise debt in future periods. During the year ended December 31, 2016, we were in compliance with the covenants under the indentures governing the 2020 Notes and the JCEI Notes and the Credit Facility. See Notes 4 and 5 to our consolidated financial statements for additional information regarding the 2020 Notes, the JCEI Notes and the Credit Facility.

Contractual Obligations

Our consolidated total long-term debt (including current maturities and borrowings under the Credit Facility, excluding deferred financing costs) increased to $560.0 million at December 31, 2016 from $503.4 million at December 31, 2015. A summary of the maturities of our consolidated indebtedness and commitments as of December 31, 2016 is set forth below.

(in thousands)	Total	<1 year	1-3 years	3-5 years	>5 years
Outstanding debt including interest (other than the Credit Facility)(1)	$629,889	45,467	147,516	436,906	—
Operating lease obligations(2)	22,640	9,004	8,783	3,437	1,416
Defined benefit pension plans(3)	12,625	2,554	3,586	1,387	5,098
Credit Facility(4)	71,039	71,039	—	—	—
Separation and non-compete agreement obligations(5)	1,390	651	739	—	—
Workers compensation agreement obligations(6)	9,226	9,226	—	—	—
Total(7)	$746,809	$137,941	$160,624	$441,730	$6,514

(1)

Outstanding debt excludes self-insurance obligations, which are not included in our indebtedness, and withdrawal liabilities under multi-employer pension plans, which are included with defined benefit pension plan obligations below. For further discussion on our commitments, reference is made to Note 5 and Note 9 of our consolidated financial statements.

(2)

Operating lease obligations primarily represent minimum lease payments for various operating leases for rigs, but also include properties under operating leases, which are typically for three years or less and have minimum lease payment obligations.

(3)

Defined benefit pension plans include payments to be made for participation in one defined benefit pension plan and payments for partial or full withdrawal assessments from four multi-employer pension plans, as noted below.

(4)

Outstanding obligations under the Credit Facility are reflected herein as less than one year consistent with its balance sheet classification of the Credit Facility within current liabilities. We primarily use the Credit Facility to fund working capital needs on a short term basis.

(5)	Payments for separation and non-compete agreements with two former executive officers and two former employees maturing between February 2017 and September 2019.
(6)

During the third quarter of 2016, we entered into a new one year agreement with our workers compensation insurance carrier. The agreement requires the Company to make payments totaling $28.2 million of premium and collateral payments over nine months. As of December 31, 2016, $9.2 million remains to be paid through the second quarter of 2017.
(7)	We had no material open purchase commitments as of December 31, 2016.

The table above does not include any anticipated obligations related to multi-employer pension plans to which we are contributing for active employees, which as of December 31, 2016, could result in an aggregate potential liability exceeding $1.2 billion if we were to fully withdraw from all associated funds. If we were to withdraw from any multi-employer pension fund, either completely or partially, or voluntarily or otherwise, we could be assessed with a multi‑million dollar withdrawal liability. In certain circumstances we could become subject to a withdrawal liability due to events beyond our control. In such circumstances, the withdrawing employer can pay the obligation in a lump sum or over time determined by the employer’s annual contribution rate prior to withdrawal, which, in some cases, could be up to 20 years.

On June 16, 2009, we received a notice of assessment of partial withdrawal from the Freight Drivers and Helpers Local Union No. 557 Pension Fund due to a decline in our contributions to the fund during a three year period from 2005 to 2007. The withdrawal liability associated with this partial withdrawal totaled $2.6 million. The liability is payable in monthly installments of principal and interest totaling less than $0.1 million with interest computed at 6.4%. Payments commenced in August 2009 and will continue through January 1, 2020. At December 31, 2016 and December 31, 2015, the liability totaled $0.9 million and $1.2 million, respectively.

In December 2011, we withdrew from the Automotive Industries Pension Plan, a multi-employer defined benefit pension plan. The withdrawal liability associated with this full withdrawal totaled $3.6 million and is payable in quarterly installments of principal and interest totaling less than $0.1 million with interest computed at 7.25%. Payments commenced in March 2012 and will continue through December 2031. At December 31, 2016 and December 31, 2015, the liability totaled $3.1 million and $3.2 million, respectively.

During 2014 and 2013, we estimated that we had triggered a partial withdrawal liability to the Western Conference Trust, a multi‑employer pension plan. During 2014, we recorded $2.2 million for the estimated 2014 withdrawal liability (for the three year period ended December 31, 2014) and an additional $0.5 million for the 2013 withdrawal liability (for the three year period ended December 31, 2013). During 2013, we recorded $2.6 million for the 2013 potential withdrawal liability. On August 10, 2015, we received an assessment from the Western Conference Trust indicating we had a partial withdrawal liability of $3.4 million related to the portion of the declines in contributions to the 2013 withdrawal liability, and as a result we recorded $0.3 million of additional liability during the year ended December 31, 2015. In March, 2016, the Company received a $0.3 million assessment in connection with triggering a full withdrawal from the Western Conference Trust, which the Company had fully accrued as of December 31, 2015. As of December 31, 2016, the remaining liability of $0.2 million related to the 2015 full withdrawal for which notification was received from the Western Conference Pension Trust is included within current maturities of long-term debt on the consolidated balance sheet, does not bears interest and is payable in four equal monthly installments of $0.4 million beginning on September 10, 2016, with final payment in the amount of $0.2 million due on January 10, 2017. In January 2017, we received a $0.3 million assessment in connection with triggering a partial withdrawal from the Western Conference Trust related to the 2013 plan year. As of December 31, 2016, the liability of $0.3 million related to the 2013 partial withdrawal for which notification was received from the Western Conference Pension Trust is included within current maturities of long-term debt on the consolidated balance sheet, does not bears interest and is payable in one payment of $0.3 due on April 10, 2017.

As of December 31, 2014, we had estimated that we triggered additional liabilities of $3.5 million related to the Philadelphia Plan related to the three year period ended December 31, 2011. On July 9, 2015, we received an assessment from the Philadelphia Plan indicating we have a partial withdrawal liability of $3.7 million related to the portion of the declines in contributions to the fund during the periods between 2009 and 2011, and as a result we recorded $0.2 million of additional liability during the year ended December 31, 2015.

In addition to potential withdrawal liability, the multi-employer pension plans in which we participate could be forced to seek additional contributions from us in certain circumstances. Among other events, if any of the multi-employer pension plans we participate in fail to meet minimum funding requirements imposed by the Internal Revenue Code and related regulations, fail to adopt or make scheduled progress under a funding improvement plan or rehabilitation plan as required by the Pension Protection Act, or fail to obtain from the IRS waivers of minimum funding deficiencies or abide by the conditions of minimum funding waivers previously granted by the IRS, those plans could be forced to seek additional contributions from their participating employers. In addition, upon the occurrence of certain of the aforementioned events, the IRS could impose excise taxes, though instances of such impositions to date have been rare. In addition, our contribution obligations related to multi-employer pension plans could increase if the multi-employer pension plan becomes insolvent. Because our contribution obligations are defined in collective bargaining agreements between us and the unions representing our employees, they generally cannot be increased unless we agree with the unions to new or amended contribution obligations.

We generally expect our cash provided by operating activities and availability under the Credit Facility will meet our normal operating expenses, and recurring debt service requirements. We have minimal debt maturities in 2017 and believe that we will be able to obtain financing in order to repay our long-term debt obligations as the debt comes due. However, we may not be able to obtain such financing on a timely basis or on terms favorable to the Company, or at all.

Off-Balance Sheet Arrangements

Other than the operating leases detailed above in this Annual Report on Form 10-K under the heading "Contractual Obligations," we have no other off-balance sheet arrangements.

Other Information

We are subject to various regulations regarding environmental protection that relate to air emissions, wastewater discharges, hazardous materials management, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes or regulated substances, and those that impose liability for and require investigation and remediation of releases of hazardous or other regulated substances, including at third-party owned off-site disposal sites. Management believes it is in compliance, in all material respects, with all such regulations.

Management does not believe its businesses have been materially impacted by inflation. Refer to “Legal Proceedings” for a discussion of pending legal proceedings and Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding our participation in single-employer and multi-employer benefit plans.

Critical Accounting Policies

In preparing consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of our assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recognition of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Management has identified the accounting estimates believed to be the most important to the portrayal of the Company’s financial condition and results of operations, and which require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates include:

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts primarily based on an evaluation of the credit standing of our customers as well as historical uncollectible amounts, taking into account known factors surrounding specific customers and overall collection trends. Changes in estimates, developing trends and other new information could have a material effect on future valuation. Future uncollectible receivables could have a material adverse impact on our financial position, as well as our results of operations. Our allowance for doubtful accounts totaled $1.3 million and $1.8 million as of December 31, 2016 and 2015, respectively.

Property and Equipment and Definite-Lived Intangibles. At each balance sheet date long-lived assets, primarily property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Some of the key assumptions utilized in determining whether an asset is impaired include management’s identification of potential triggering events and assumptions about future cash flows over the life of the asset or asset group. Management uses internal business forecasts to develop assumptions about future cash flows which require significant judgment because actual revenues have fluctuated in the past and may continue to do so. To the extent that those future cash flows are less than the carrying amount of our long-lived assets, the Company may incur significant impairment losses that could have a material adverse impact on our financial position, as well as our results of operations. As a result of negative changes in the business climate at AES, an interim assessment of the intangibles at AES was performed during the second quarter of 2015, and the Company determined the book values of the definite-lived intangible assets at AES exceeded the fair values and recognized $1.2 million of definite-lived intangible asset impairment for the year ended December 31, 2015. The Company recorded no long-lived asset impairment during the years ended December 31, 2016 and 2014.

We review the appropriateness of depreciable lives for each category of property and equipment, considering actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base. For carrier revenue equipment, we consider the optimal life cycle usage of each type of equipment, including the ability to utilize the equipment in different parts of the fleet. Capital, engine replacement, refurbishment and maintenance costs are considered in determining total cost of ownership and related useful lives for purposes of depreciation recognition. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

Goodwill and Indefinite-Lived Intangibles. Goodwill and other indefinite-lived intangible assets, not subject to amortization, are evaluated annually as of November 30 for impairment, or more frequently if circumstances indicate impairment may exist. In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Impairment tests for indefinite-lived intangibles are performed on an annual basis, utilizing an income approach which develops an estimated fair value based on a discounted cash flow, where the estimated fair value is calculated by discounting projected future cash flows.

The impairment tests require management to make judgments in determining what assumptions to use in estimating fair value. One of the methods used by the Company to determine fair value is the income approach using discounted future projected cash flows. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future pricing and costs, and future capital expenditures requirements. In some cases, judgment is also required in assigning probability weighting to the various future cash flow scenarios. The probability weighting percentages used and the various future projected cash flow models prepared by management are based on facts and circumstances existing at the time of preparation and management’s best estimates and judgment of future operating results. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and indefinite-lived intangible assets that may include, but are not limited to, a change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, including decisions to expand made in response to economic and competitive conditions. Changes in these facts may result in significant impairment losses that could have a material adverse impact on our financial position, as well as our results of operations. At December 31, 2016 and 2015, the Company had goodwill of $32.0 million and $32.2 million, respectively, and intangible assets not subject to amortization of $20.4 million for both years. As a result of negative changes in the business climate at AES, the Company determined the book value of goodwill at AES exceeded its fair value, and recognized $14.1 million of goodwill impairment for the year ended December 31, 2015. The Company recorded no impairment during the year ended December 31, 2016 and 2014.

Reserves for Uninsured Risks. We self-insure our cargo claims, workers’ compensation program, and auto and general liability, up to certain limits. Previously, the Company was fully insured for auto and general liability costs incurred, subject to annual policy limits, for commercial general liability and auto liability claims through September 30, 2016.

Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Workers’ compensation claims may take several years to completely settle. Consequently, actuarial estimates are required to project the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Changes in state legislation with respect to workers compensation can affect the adequacy of our self-insurance accruals. All of these factors can result in revisions to prior actuarial projections and produce a material difference between estimated and actual operating results. As of December 31, 2016 and 2015, we had $3.0 million and $6.9 million accrued for these claims, respectively.

Income Taxes. Income taxes are determined by management based on current tax regulations in the various taxing jurisdictions in which the Company conducts its business. In various situations, accruals have been made for estimates of the tax effects for certain transactions, business structures, the estimated reversal of timing differences and future projected profitability of the Company based on management’s interpretation of existing facts, circumstances and tax regulations. Should new evidence come to management’s attention which could alter previous conclusions or if taxing authorities disagree with the positions taken by the Company, the change in estimate could result in a material adverse or favorable impact on the consolidated financial statements. As of December 31, 2016, the Company had deferred tax assets of $14.7 million, net of the valuation allowance of $96.5 million, and deferred tax liabilities of $24.6 million. As of December 31, 2015, the Company had deferred tax assets of $18.6 million, net of the valuation allowance of $85.4 million, and deferred tax liabilities of $28.1 million.

Multi-Employer Pension Plans. We contribute to seven separate multi-employer pension plans for employees that our collective bargaining agreements cover in the United States. Additionally, we contribute to four separate multi-employer pension plans for employees that our collective bargaining agreements cover in Canada. The pension plans provide defined benefits to retired participants. We do not directly manage multi-employer plans. Trustees, who are either appointed by the respective union or by various contributing employers, manage the trusts covering these plans. Our collective bargaining agreements with the unions determine the amount of our contributions to these plans and we recognize as net pension expense the contractually required contribution for the respective period and recognize as a liability any contributions due and unpaid.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans in the U.S. The funding status of these plans is determined by many factors, including the following factors:

•	the number of participating active and retired employees
•	the number of contributing employers
•	the amount of each employer’s contractual contribution requirements
•	the investment returns of the plans
•	plan administrative costs
•	the number of employees and retirees participating in the plan who no longer have a contributing employer
•	the discount rate used to determine the funding status
•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)
•	the benefits defined by the plan

We could be required to make additional contributions if any of our multi-employer pension plans fail to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans
•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or
•	reduce pension benefits to a level where the requirements are met

If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreements requires until the agreement expires. If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan’s contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on our business, financial condition, liquidity, and results of operations.

The plan administrators and trustees of multi-employer pension plans do not routinely provide us with current information regarding the funded status of the plans. Much of our information regarding the funded status has been (i) obtained from public filings using publicly available plan asset values, which are often dated, and (ii) based on the limited information available from plan administrators or trustees, which has not been independently validated. The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension plans in which we participate, including The Central States, Southeast and Southwest Areas Pension Plan, are in critical status. If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered or critical status or those required by a plan’s funding improvement or rehabilitation plan), our pension expenses could further increase upon the expiration of our collective bargaining agreements.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all multi-employer pension plans would be an estimated $1.2 billion on a pre-tax basis as of December 31, 2016. We have no current intention of taking any action that would subject us to payment of material withdrawal obligations. See Note 8 of the consolidated financial statements for information regarding the Company’s participation in multi-employer pension plans.

Legal Contingencies. From time to time, we are subject to proceedings, lawsuits and other claims related to competitors, customers, employees, insurance providers, shareholders and suppliers. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Recently Issued Accounting Pronouncements

See Note 2 of the consolidated financial statements for information regarding recently issued accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk from Interest Rates. At December 31, 2016, we had outstanding long-term debt totaling $550.6 million (including the current portion of long-term debt, bond premium, discounts, and deferred finance costs), $133.5 million of which is outstanding under the MSD Term Loan and the Credit Facility and is subject to variable interest rates, subject, in the case of the MSD Term Loan, to a minimum LIBOR rate of 3.0%. We utilize the Credit Facility borrowings to meet our working capital needs. Assuming the Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would result in a corresponding change to our annual interest expense of $0.2 million per year, considering the effect of the minimum LIBOR rate on the MSD Term Loan.

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

Risk from commodity exposure. We have commodity exposure with respect to fuel used in Company-owned and leased rigs. Increases in fuel prices will raise our operating costs, even though historically we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel fuel prices per gallon throughout the U.S. decreased from an average of $2.76 per gallon for the year ended December 31, 2015 to $2.35 per gallon for the year ended December 31, 2016. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We have not used derivative financial instruments to hedge our fuel price exposure in the past.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Jack Cooper Holdings Corp.:

We have audited the accompanying consolidated balance sheets of Jack Cooper Holdings Corp. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack Cooper Holdings Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri

March 22, 2017

JACK COOPER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
Operating Revenues	$667,849	$728,589	$783,280
Operating Expenses
Compensation and benefits	341,804	373,469	383,278
Fuel	52,198	67,796	109,333
Depreciation and amortization	49,277	50,941	50,441
Repairs and maintenance	49,982	54,395	53,802
Other operating	107,530	122,985	140,840
Selling, general and administrative expenses	52,371	56,277	60,706
Loss on disposal of property and equipment	1,387	2,426	1,117
Goodwill and intangible asset impairment	—	15,352	—
Total operating expenses	654,549	743,641	799,517
Operating Income (Loss)	13,300	(15,052)	(16,237)

Other Expense (Income)
Interest expense, net	46,617	46,912	41,364
Other, net	(852)	6,923	3,914
Total other expenses	45,765	53,835	45,278
Loss Before Income Taxes	(32,465)	(68,887)	(61,515)
Provision for Income Taxes	809	1,029	1,219
Net Loss	(33,274)	(69,916)	(62,734)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial pension gain (loss)	(59)	26	(1,035)
Foreign currency translation gain (loss)	(1,216)	2,514	641
Gain on marketable securities held-for-sale	—	—	179
Comprehensive Loss	$(34,549)	$(67,376)	$(62,949)

See accompanying Notes to Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(in thousands, except share data)

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$17,934	$2,571
Accounts receivable, net of allowance	45,141	49,082
Prepaid expenses	16,304	20,475
Assets held for sale	126	1,947
Total current assets	79,505	74,075
Restricted cash	120	120
Property and equipment, net	111,027	139,110
Goodwill	32,038	32,248
Intangibles, net	26,344	28,604
Deposits and other assets	30,078	20,806
Deferred tax assets	—	6
Total assets	$279,112	$294,969

Liabilities and Stockholders' Deficit
Current Liabilities
Credit Facility	$71,039	$50,636
Current maturities of long-term debt	1,905	3,510
Accounts payable	22,766	34,470
Accrued wages and vacation payable	17,867	19,120
Other accrued liabilities	18,022	26,683
Total current liabilities	131,599	134,419
Other liabilities	7,515	3,509
Long-term debt, less current maturities	477,684	439,106
Pension liability	2,198	1,855
Deferred income taxes	9,969	9,511
Total liabilities	628,965	588,400
Stockholders' Deficit
Jack Cooper Holdings Corp. Deficit:
Common stock, $0.0001 par value; 1,000 shares authorized; 100 issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	—	17,425
Accumulated deficit	(350,860)	(313,138)
Accumulated other comprehensive income	1,007	2,282
Total stockholders' deficit	(349,853)	(293,431)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$279,112	$294,969

See accompanying Notes to Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
Operating Activities
Net loss	$(33,274)	$(69,916)	$(62,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,277	50,941	50,441
Deferred financing cost amortization	2,997	3,155	2,264
Loss on disposal of property and equipment	1,387	2,426	1,117
Deferred income taxes	464	310	875
Stock based compensation	819	906	1,725
Non-cash interest income	(341)	(155)	(911)
Unrealized foreign exchange losses (gains), net	(1,098)	6,022	4,025
Non-cash impact of goodwill and intangible asset impairment	—	15,352	—
Changes in assets and liabilities:
Trade and other receivables	3,886	11,756	(10,152)
Prepaid expenses	4,218	(3,594)	106
Accounts payable and accrued expenses	(19,326)	(1,677)	4,257
Other non-current assets	(9,641)	(16,091)	1,870
Other non-current liabilities	4,357	696	564
Net cash provided by (used in) operating activities	3,725	131	(6,553)
Investing Activities
Proceeds from sale of marketable securities held-for-sale	—	170	—
Proceeds from sale of property and equipment	2,846	753	2,891
Purchases of property and equipment	(20,654)	(31,187)	(20,819)
Net cash used in investing activities	(17,808)	(30,264)	(17,928)
Financing Activities
Borrowings under Credit Facility	155,062	205,706	179,275
Payments on Credit Facility	(134,659)	(227,739)	(158,087)
Principal payments on long-term debt and other liabilities	(5,731)	(8,842)	(4,258)
Deferred financing costs	(1,951)	(2,618)	(75)
Proceeds from issuance of MSD Term Loan	—	59,375	—
Proceeds from issuance of Solus Term Loan	41,000	—	—
Issuance of note receivable from JCEI	(24,000)	—	—
Dividends paid	—	—	(427)
Treasury stock repurchase	—	—	(500)
Capital contribution from JCEI	—	—	13,098
Proceeds from issuance of intercompany note	—	1,500	—
Net cash provided by financing activities	29,721	27,382	29,026
Effect of exchange rate change on cash	(275)	(1,778)	(952)
Increase (Decrease) in Cash and Cash Equivalents	15,363	(4,529)	3,593
Cash and Cash Equivalents, Beginning of Year	2,571	7,100	3,507
Cash and Cash Equivalents, End of Year	$17,934	$2,571	$7,100

See accompanying Notes to Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

					Accumulated
	Class A	Class B			Other
	Common	Common	Additional	Accumulated	Comprehensive
	Stock	Stock	Paid-in Capital	Deficit	Gain (Loss)	Treasury Stock	Total Deficit
December 31, 2013	$—	$—	$—	$(178,200)	$(43)	$(1,788)	$(180,031)
Stock based compensation	—	—	1,725	—	—	—	1,725
Capital contribution by JCEI	—	—	14,794	—	—	—	14,794
Repurchase of Common Stock	—	—	—	—	—	(500)	(500)
Treasury stock retirement	—	—	—	(2,288)	—	2,288	—
Net loss	—	—	—	(62,734)	—	—	(62,734)
Pension actuarial loss, net of tax	—	—	—	—	(1,035)	—	(1,035)
Currency translation adjustment	—	—	—	—	641	—	641
Unrealized gain on available-for-sale security	—	—	—	—	179	—	179
Comprehensive loss	—	—	—	—	—	—	(62,949)
December 31, 2014	—	—	16,519	(243,222)	(258)	—	(226,961)
Stock based compensation	—	—	906	—	—	—	906
Net loss	—	—	—	(69,916)	—	—	(69,916)
Pension actuarial gain, net of tax	—	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	2,514	—	2,514
Comprehensive loss	—	—	—	—	—	—	(67,376)
December 31, 2015	—	—	17,425	(313,138)	2,282	—	(293,431)
Stock based compensation	—	—	819	—	—	—	819
Capital contribution by JCEI	—	—	1,308	—	—	—	1,308
Issuance of note receivable from JCEI	—	—	(19,552)	(4,448)	—	—	(24,000)
Net loss	—	—	—	(33,274)	—	—	(33,274)
Pension actuarial loss, net of tax	—	—	—	—	(59)	—	(59)
Currency translation adjustment	—	—	—	—	(1,216)	—	(1,216)
Comprehensive loss	—	—	—	—	—	—	(34,549)
December 31, 2016	$—	$—	$—	$(350,860)	$1,007	$—	$(349,853)

See accompanying Notes to Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Jack Cooper Holdings Corp. (together with its subsidiaries, the “Company” or “JCHC”) is a specialty transportation and other logistics provider and the largest over‑the‑road finished vehicle logistics (“FVL”) company in North America. The Company transported 3.7 million finished vehicles in 2016 and 4.1 million in each of 2015 and 2014.

The Company is a specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics company in North America. The Company provides premium asset-heavy and asset-light based solutions to the global new and previously owned vehicle markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers, fleet ownership companies, remarketers, dealers and auctions. The Company offers a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions, operating through a fleet of 2,050 active rigs and a network of 53 strategically located terminals across North America as of December 31, 2016. The Company offers a full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico.

The Company primarily earns revenues under multi-year or single-year contracts from the intrastate and interstate transportation of vehicles. Approximately 47%, 30%, and 10% of the Company’s revenues were from its three largest customers, General Motors Company (“GM”), Ford Motor Company (“Ford”), and Toyota Motor Sales, USA, Inc. (“Toyota”) for the year ended December 31, 2016; 40%, 31%, and 12% for the year ended December 31, 2015; and 38%, 30%, and 13% for the year ended December 31, 2014, respectively. These customers also collectively represented approximately 64% of accounts receivable at December 31, 2016 and 67% at December 31, 2015. Approximately 82% of the Company’s employees are covered by collective bargaining agreements, the majority of which were effective through August 31, 2015 and are currently being re-negotiated. The employees covered by the expired collective bargaining agreement and the Company have mutually agreed to keep all terms and provisions of the expired agreement in effect until a new agreement is entered into.

Merger. On June 5, 2014, the Company completed a merger transaction (the “Merger”), pursuant to which the Company became a wholly-owned subsidiary of Jack Cooper Enterprises, Inc. (“JCEI”) and the Company’s stockholders immediately prior to the Merger became the stockholders of JCEI. As a result, each outstanding share of JCHC’s Class A Common Stock was converted into one share of JCEI’s Class A Common Stock and each outstanding share of JCHC’s Class B Common Stock was converted into one share of JCEI’s Class B Common Stock. JCEI has no material operating activities other than being the sole stockholder of JCHC and as described below. On June 10, 2014, JCEI issued and sold $150 million aggregate principal amount of its 10.50%/11.25% Senior PIK Toggle Notes due 2019 (the “JCEI Notes”) through a private placement to qualified institutional buyers pursuant to Rule 144A and in an offshore transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 2: ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation. The accompanying consolidated financial statements of the Company include all the accounts of Jack Cooper Holdings Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency. The Company’s financial condition and results of operations are recorded in multiple currencies, including the Canadian dollar and the Mexican peso, and an accounts receivable balance denominated in Nigerian naira. Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period. Translation adjustments are included in other comprehensive income (loss). Gains and losses on certain of the Company’s intercompany loans are included in Other, net in the condensed consolidated statements of comprehensive loss due to the intercompany loans not being considered long-term investment in nature.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to workers’ compensation insurance, pension withdrawal liabilities, allowance for doubtful accounts, the recoverability and useful lives of assets, litigation provisions and income taxes. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.

Cash and Cash Equivalents. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted primarily of short-term cash deposits. At December 31, 2016 and 2015, restricted cash of $0.1 million, a long term asset within the consolidated balance sheets, represented certificates of deposits related to merchant services provided by the Company.

Revenue Recognition. The Company’s operating revenues are principally derived from its operations as a contract carrier. Carrier operating revenues are recognized when persuasive evidence of an arrangement exists, the customer takes ownership of the cargo and assumes risk of loss, collection of the relevant receivable is probable, and the contract price is fixed or determinable. Carrier operating revenues are recognized at the time the cargo is delivered and expenses are recognized as incurred. Fuel surcharges collected from customers are recognized at the time the cargo is delivered, reported gross and are included in operating revenues. Yard management, brokerage, inspections, and other revenues are recognized as the service is performed. Revenues primarily derived from the Company’s operations as a non-asset based carrier are from non-asset based ocean freight motorized vehicle transportation services. Ocean freight services revenues include the charges by the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier. Based upon the terms in the contract of carriage, gross revenues related to shipments where the Company issues a house ocean bill of lading are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this time.

Accounts Receivable, net. Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are typically due within 7‑30 days after the issuance of the invoice. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, the amount of receivable in dispute, aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $1.3 million and $1.8 million as of December 31, 2016 and 2015, respectively. Following is a rollforward of the allowance for doubtful accounts activity:

		Charged to	Write-offs
	Beginning	Costs and	and
(in thousands)	of Year	Expenses	Recoveries	End of Year
Allowance for doubtful accounts:
December 31, 2016	$1,791	$1,077	$(1,523)	$1,345
December 31, 2015	$2,768	$2,156	$(3,133)	$1,791
December 31, 2014	$690	$1,996	$82	$2,768

Prepaid Expenses and Deposits and Other Assets. Prepaid expenses consist primarily of prepaid insurance and parts inventory. Prepaid insurance, other than workers compensation insurance, is expensed over the term of the policy. Parts inventory is expensed when placed on carrier revenue equipment.

The Company records expense estimates for the workers compensation programs based upon third-party actuarial studies. The Company’s workers compensation program for the policy period July 26, 2016 to July 26, 2017 (the “2016‑2017 Policy”) requires collateral payments totaling $5.8 million as well as $22.4 million of premium payments, the installments for which are to be paid over nine months starting July 26, 2016. The collateral balance of $3.9 million at December 31, 2016 is recorded within deposits and other assets on the consolidated balance sheets. The premium payments for the 2016‑2017 Policy, less the actuarial-estimated losses and fees incurred to-date, are reflected as prepaid assets within the consolidated balance sheets and totaled $5.6 million at December 31, 2016.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Deposits and other assets primarily consist of workers compensations insurance collateral deposits for its workers compensation policy periods since July 26, 2009, workers compensation prepaid insurance in excess of estimated losses for the policy periods between July 26, 2009 and July 26, 2016 (the “2009‑2016 Policies”), and other deposits primarily associated with building operating leases and related utilities.

The Company’s workers compensation programs for the 2009‑2016 Policies require payments to the insurance carrier following a formula that is proprietary to the insurance carrier. The balance of such payments in excess of the actuarially determined liabilities for the 2009‑2016 Policies totaled $13.0 million and $9.6 million at December 31, 2016 and December 31, 2015, respectively.

Long-Lived Assets. Purchases of property and equipment are recorded at cost. Costs related to refurbishment and improvements of idle or used carrier revenue equipment are capitalized as incurred. These costs, and the associated equipment, are classified as construction in progress until placed into service, at which time they are reclassified as carrier revenue equipment. Repairs and maintenance costs are expensed as incurred. Purchased intangible assets and property and equipment associated with acquisitions are recorded at their estimated fair value at the time of acquisition.

Property and equipment as of December 31, 2016 and 2015 were as follows:

(in thousands)	2016	2015
Land	$7,045	$7,045
Carrier revenue equipment	272,846	269,019
Buildings and equipment	39,007	37,559
Leasehold improvements	2,710	2,756
Construction in process	4,168	4,421
	325,776	320,800
Less: accumulated depreciation	214,749	181,690
Property and equipment, net	$111,027	$139,110

The Company identified certain assets that meet the criteria for assets held for sale classification. The Company had approximately $0.1 million and $1.9 million in assets held for sale as of December 31, 2016 and December 31, 2015, respectively, in the consolidated balance sheets. These assets primarily consist of tractors and trailers that do not fit the Company’s fleet needs as of December 31, 2016 and 2015, and as of December 31, 2015 included real property at one location that the Company sold for $1.8 million during the quarter ended June 30, 2016.  The Company plans to sell substantially all of these identified assets during 2016 and, as such, the assets were measured at fair value less cost to sell.

Depreciation and amortization is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Carrier revenue equipment includes new and used rigs that have an estimated useful life of 9‑12 years and refurbishments and modifications to rigs that have an estimated useful life of 5‑7 years. Depreciation expense of property and equipment totaled $47.1 million, $47.5 million and $46.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense of intangibles totaled $2.1 million, $3.4 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated useful lives for each major classification of long-lived asset are as follows:

Carrier revenue equipment	5	-	12	years
Buildings and equipment	3	-	15	years
Leasehold improvements	1	-	5	years
Finite-lived intangibles	3	-	10	years

The Company performs periodic reviews of the appropriateness of depreciable lives for each category of property and equipment, taking into consideration actual usage, physical wear and tear, and replacement history to determine remaining life of its asset base.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as necessary.

Goodwill and Indefinite-Lived Intangibles. Goodwill and other indefinite-lived intangible assets, not subject to amortization, are evaluated annually for impairment as of November 30 or more frequently if circumstances indicate that impairment may exist. In assessing indefinite-lived assets not subject to amortization (certain of our customer relationships) the Company assesses qualitative factors to determine if it is more likely than not that the fair value of the customer relationship exceeds its carrying value. If the qualitative assessment is inconclusive, the Company performs Step 1 of a two-step process to compare the fair value of the customer relationship to the carrying value. If Step 1 indicates the fair value is less than the carrying value, the Company performs Step 2 of the assessment to determine the difference between the implied fair value of the customer relationship and the carrying amount. Based on qualitative factors, the Company determined that it is not more likely than not that the fair value of the customer relationship is less than its carrying amount. In assessing goodwill for impairment, the Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then a two-step process is utilized to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed utilizing an income approach and market approach. The income approach develops an estimated fair value based on a discounted cash flow, where the estimated fair value is calculated by discounting projected future cash flows. The market approach compares actual market transactions of businesses that are similar to those of the Company. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Some of the key assumptions utilized in determining future projected cash flows include estimated growth rates, expected future pricing and costs, and future capital expenditures requirements. In addition, market multiples of publicly traded guideline companies are also considered. The Company considers the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consults with a third-party valuation specialist to assist in determining the fair value.

Any one event or a combination of events such as a change in the business climate, a negative change in relationships with significant customers, and changes to strategic decisions, could require an interim assessment prior to the next required annual assessment.

Deferred Financing Costs. Amortization of deferred financing costs for the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $3.2 million and $2.3 million, respectively, which is reflected in interest expense, net on the consolidated statements of comprehensive loss. Costs incurred to obtain debt financing are capitalized and amortized to interest expense using the effective interest method. During 2016, the Company capitalized $1.9 million of deferred financing costs related to the issuance of the Solus Term Loan. During 2015, the Company capitalized $2.6 million of deferred financing costs related to the issuance of the MSD Term Loan and the subsequent amendment to the MSD Term Loan.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Claims and Self Insurance Accruals. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim settlement costs that insurance does not cover can be reasonably estimated. Unallocated loss expenses and claims handling expenses incurred in connection with loss contingencies are expensed as incurred. We self-insure our cargo claims, workers’ compensation program, and auto and general liability, up to certain limits. Previously, the Company was fully insured for auto and general liability costs incurred, subject to annual policy limits, for commercial general liability and auto liability claims through September 30, 2016.  In addition, the Company retains liability for a significant portion of risks related to workers’ compensation, cargo claims, general liability and auto liability claims, including current and long-term portions, related to events occurring prior to July 27, 2009 when the Company entered into its arrangement with its workers’ compensation provider for the 2009‑2016 Policies and the 2016‑2017 Policy carrier. The 2016‑2017 Policy effective July 26, 2016 includes a stop-loss of $0.5 million per claim, over which amount the Company has no liability.

The Company measures the liabilities associated with self-insurance policies primarily through actuarial methods, which include estimates for the aggregate liability of claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis as timing of the cash outflows to satisfy the liability is not fixed or reliably determinable. These estimates are based on historical loss experience and judgments about the present and expected levels of claim frequency and severity and the time required to settle claims. The effect of future inflation for costs is considered in the analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. The accrual for workers’ compensation claims totaled $3.0 million and $6.9 million at December 31, 2016 and 2015, respectively, and is inclusive of claims reserves, including the current portion of $0.4 million and $6.9 million, respectively, which are recorded in accounts payable and other accrued liabilities. Expense for workers’ compensation is recognized in operating expenses – compensation and benefits on the consolidated statements of comprehensive loss. We present estimated insurance reserves without reduction for related per-claim insurance maximum exposure retention amounts for which corresponding assets have been recorded of $0.0 million and $1.6 million as of December 31, 2016 and 2015, respectively.

The accrual for cargo claims totaled $4.9 million and $5.1 million at December 31, 2016 and 2015, respectively, and is included in other accrued liabilities. Liabilities for self-insurance for group health claims are included in accounts payable and totaled $1.6 million and $1.9 million as of December 31, 2016 and 2015, respectively. Following is a rollforward of the claims and insurance reserve accounts activity:

		Charged to
	Beginning	Costs and	Payments
(in thousands)	of Year	Expenses	and Other	End of Year
Claims reserves:
December 31, 2016	$13,861	50,541	(54,931)	$9,471
December 31, 2015	$22,946	61,197	(70,282)	$13,861
December 31, 2014	$24,387	54,840	(56,281)	$22,946

Fair Value Measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Recently Issued Accounting Standards. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01 which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We expect to adopt the new standard on its effective date. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect adoption of this update will have on its consolidated financial statements, however, adoption of the amendments in this update is expected to have a material impact on the Company's consolidated financial position. We currently believe the most significant changes relate to the recognition of new right of use assets and lease liabilities on our balance sheet for

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

building and equipment leases. We do not expect a significant change in our leasing activity between now and adoption, and we expect to elect all of the standard’s available practical expedients.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which amends the current guidance to change the manner in which debt issuance costs are presented on an entity’s balance sheet. This new guidance requires the Company to present debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the debt liability, as opposed to the previous guidance that provides for presentation of the cost of issuing debt as a separate asset. ASU 2015-03 required retrospective application to all prior periods presented in the financial statements. This new guidance was effective for the Company in the first quarter of 2016. As a result of adopting this standard on January 1, 2016, deferred financing costs of $10.1 million as of December 31, 2015 previously reported within long-term assets, were reclassified to long-term debt in the consolidated balance sheets. As of December 31, 2016, $9.4 million of deferred financing costs were reported within long-term debt in the consolidated balance sheet.

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The guidance will be applicable to the Company’s financial statements for fiscal year 2016, and for interim periods thereafter, and the Company adopted this guidance in the fourth quarter of 2016, which had no effect on the consolidated financial statements as of December 31, 2016.

In May 2014, the FASB issued guidance on revenue recognition. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB agreed to a one-year deferral of the effective date of the new revenue recognition guidance so that it is now effective for interim and annual periods beginning after December 15, 2017. The new guidance will become effective for the Company beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet completed its final review of the impact of the new standard and is still evaluating disclosure requirements under the new standard. We will continue to evaluate the standard as well as additional changes, modifications or interpretations to determine the impact on our financial statements and disclosures. The Company expects to adopt the new standard using the cumulative effect adjustment as of the date of adoption.

NOTE 3: ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The Company had total goodwill of $32.0 million and $32.2 million as of December 31, 2016 and 2015 and net intangible assets of $26.3 million and $28.6 million as of December 31, 2016 and 2015, respectively.

The tables below present the change in carrying values by segment:

	Indefinite-Lived		Definite-Lived
Transport Segment		Customer	Customer	Non-Compete		Total
(in thousands)	Goodwill	Relationships	Relationships	Agreement	Trade Names	Intangibles
Balance at December 31, 2013	$26,546	$20,356	$9,252	$1,536	$660	$31,804
Segment reclassification	(816)	—	(1,038)	—	(660)	(1,698)
Acquisitions	(586)	—	—	72	—	72
Amortization	—	—	(1,337)	(774)	—	(2,111)
Balance at December 31, 2014	25,144	20,356	6,877	834	—	28,067
Amortization	—	—	(1,333)	(774)	—	(2,107)
Balance at December 31, 2015	25,144	20,356	5,544	60	—	25,960
Amortization	—	—	(1,335)	(60)	—	(1,395)
Balance at December 31, 2016	$25,144	$20,356	$4,209	$—	$—	$24,565

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

	Indefinite-Lived	Definite-Lived
Logistics Segment		Customer	Vendor	Non-Compete		Total
(in thousands)	Goodwill	Relationships	Relationships	Agreement	Trade Names	Intangibles
Balance at December 31, 2013	$19,965	$3,294	$145	$1,531	$900	$5,870
Segment reclassification	816	1,038	—	—	660	1,698
Acquisitions	838	—	—	—	—	—
Amortization	—	(1,171)	(145)	(626)	(74)	(2,016)
Currency translation adjustment	(180)	(116)	—	—	(77)	(193)
Balance at December 31, 2014	21,439	3,045	—	905	1,409	5,359
Impairment	(14,118)	(642)	—	(592)	—	(1,234)
Amortization	—	(881)	—	(313)	(124)	(1,318)
Currency translation adjustment	(217)	(135)	—	—	(28)	(163)
Balance at December 31, 2015	7,104	1,387	—	—	1,257	2,644
Amortization	—	(596)	—	—	(56)	(652)
Currency translation adjustment	(210)	(130)	—	—	(83)	(213)
Balance at December 31, 2016	$6,894	$661	$—	$—	$1,118	$1,779

During the second quarter of 2015, as a result of negative changes in the business climate at AES, a subsidiary of the Company within its Logistics segment, which provides the brokering of international shipments of cars, trucks and construction equipment from various ports in the U.S. to various international destinations by third-party ship, an interim assessment of the goodwill and intangibles at AES was performed. The Company determined the fair value of the AES reporting unit using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of the Company. In addition, market multiples of publicly traded guideline companies were also considered. The Company considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third- party valuation specialist to assist in determining the fair value. Based on this analysis, it was determined that the fair value did not exceed carrying value and performing Step 2 of the analysis was required. Based on the Step 2 analysis, the Company determined the book values of goodwill and intangible assets at AES exceeded the fair values and recognized $14.1 million of goodwill impairment and $1.2 million of intangible asset impairment for the year ended December 31, 2015. The decrease in fair value of the AES reporting unit and intangible assets was due to reduced rates of growth for sales, profits, and cash flows, and revised expectations for future performance that were below the Company’s previous projections, primarily as a result of increased price competition starting in the second quarter of 2015, and weak export demand of vehicles to Nigeria, a major market within which AES operates. These issues have caused one revenue stream of the logistics business, shipments of vehicles from the U.S. to Nigeria, to decline.

Definite-lived intangible assets are amortized on a straight-line basis over a period of 10 years for Transport customer relationships and 4 years for Logistics customer relationships, 20 years for Logistics trade names, and between 2 and 5 years for non-compete agreements. Estimated annual amortization expense on definite-lived intangible assets as of December 31, 2016 is expected to total $2.1 million for 2017, $1.0 million for 2018, $0.6 million for 2019, $0.5 million for 2020, $0.4 million for 2021, and $1.5 million thereafter.

NOTE 4: LINE OF CREDIT

The Company is party to the Credit Facility which provides a revolving line of credit of $100 million, with the amount available to borrow determined by a borrowing base calculation based on accounts receivable and vehicles owned less letters of credit and other offsets. The Credit Facility is subject to certain borrowing base limitations and matures at the earlier of (i) June 18, 2018, (ii) the date that is 90 days prior to the then extant maturity date of the MSD Term Loan, (iii) the date that is 90 days prior to the then extant maturity date of the Solus Term Loan or (iv) the date that is 90 days prior to the then extant maturity date of the 2020 Notes.

As of December 31, 2016, there was $71.0 million in outstanding borrowings under the Credit Facility with a weighted average interest rate of 3.81%. At December 31, 2015, there was $50.6 million in outstanding borrowings under

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

the Credit Facility. As of December 31, 2016, the Company had $12.5 million available for borrowings, without consideration of maximum revolver amount threshold discussed below.

All borrowings under the Credit Facility bear interest at the Base Rate plus the Base Rate Margin, or at the Company’s option, at the LIBOR Rate plus the LIBOR Rate Margin (in minimum amounts of $1 million). The Base Rate is the greatest of (a) the Federal Funds Rate plus 50 basis points (b) the one-month LIBOR Rate plus one percentage point, and (c) the lenders’ prime rate. The applicable Base Rate Margin is based on the average monthly excess availability for the prior month when compared to the Maximum Revolver Amount of $100 million. If the average monthly excess availability is greater than 66% of the Maximum Revolver Amount, the Base Rate Margin will be 1.25 percentage points; if the average monthly excess availability is less than or equal to 66% of the Maximum Revolver Amount but greater than 33% of the Maximum Revolver Amount, the Base Rate Margin will be 1.50 percentage points and if the average monthly excess availability is less than or equal to the Maximum Revolver Amount, the Base Rate Margin is 1.75 percentage points. The LIBOR Rate Margin is 2.25 percentage points if the average monthly excess availability is greater than 66% of the Maximum Revolver Amount, 2.5 percentage points if the average monthly excess availability is less than or equal to 66% of the Maximum Revolver Amount but greater than 33% of the Maximum Revolver Amount and 2.75 percentage points if the average monthly excess availability is less than or equal to 33% of the Maximum Revolver Amount. If at any time an event of default occurs, the LIBOR option would no longer be available. Letters of credit will bear interest at the LIBOR Rate Margin.

The Credit Facility contains customary representations, warranties and covenants including, but not limited to, certain limitations on the Company’s and its subsidiaries’ ability to incur additional debt, guarantee other obligations, create or incur liens on assets, make investments or acquisitions, make certain dispositions of assets, make optional payments or modifications of certain debt instruments, pay dividends or other payments to our equity holders, engage in mergers or consolidations, sell assets, change our line of business and engage in transactions with affiliates. If availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the Company will be required to maintain a fixed charge coverage maintenance ratio of at least 1.10:1.00 for a specified time. If excess availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the lender may automatically sweep funds from the Company’s cash accounts to pay down the revolver. At December 31, 2016 and 2015, the Company’s availability under the Credit Facility exceeded the specified threshold amounts and accordingly, the Company was not in a financial covenant period. On October 28, 2016, the Company entered into a fourth amendment to the Credit Facility to, among other things, permit the incurrence of the Solus Term Loan, and, subject to certain conditions, permit the deleveraging events effectuated through the Private Exchange and the Public Exchange Offer.

The Company uses the Credit Facility for working capital needs, borrowing from, and repaying the facility on a short-term basis. Borrowings under the Credit Facility are reflected within current liabilities on the consolidated balance sheets.

NOTE 5: LONG-TERM DEBT AND OTHER LIABILITIES

Solus Term Loan. On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan facility with Wilmington Trust, National Association, as agent for Solus Alternative Asset Management LP (“Solus”) as the lender thereto (the “Solus Term Loan”). The Solus Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The Solus Term Loan will mature on October 28, 2020, subject to a springing maturity of March 3, 2020 if $20.0 million or more of the 2020 Notes remain outstanding as of such date, as more fully described in the Solus Term Loan credit agreement. The Solus Term Loan is secured by substantially all of the assets of the Company and its domestic subsidiaries on a subordinated basis to the liens securing the Credit Facility and the MSD Term Loan. The Solus Term Loan is secured on a senior basis, with respect to the ABL Collateral (as defined in the indenture governing the 2020 Notes), and on a subordinated basis, with respect to the Notes Collateral (as defined in the indenture governing the 2020 Notes), to the liens securing the 2020 Notes. Approximately $24.0 million of the proceeds from the Solus Term Loan were loaned to JCEI to be used to fund the cash portion of the consideration for the exchange offers described in Note 11. The Solus Term Loan provides for voluntary prepayments as well as mandatory prepayments in certain circumstances and is subject to certain prepayment premiums. Further, if the Solus Term Loan is prepaid with the proceeds of a qualified equity raise within one year of entering into the agreement, the Company will pay a premium

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

equal to 5.25% of the aggregate principal amount of the prepayment. The Solus Term Loan also contains customary affirmative and negative covenants and events of default for financings of its type. See Notes 6 to our consolidated financial statements for additional information regarding the warrants issued in connection with the Solus Term Loan.

MSD Term Loan. On March 31, 2015, the Company entered into a senior secured term loan facility (the “MSD Term Loan”) in the principal amount of $62.5 million issued at a 4.0% discount with MSDC JC Investments, LLC (“MSDC”), as agent and lender. The proceeds from the MSD Term Loan were used to pay down outstanding borrowings on the Credit Facility and for general corporate purposes. During the year ended December 31, 2015, the Company capitalized $2.5 million of deferred financing costs related to the issuance of the MSD Term Loan. As of December 31, 2015, the MSD Term Loan bore an interest rate of LIBOR plus 6.0% per annum, subject to a LIBOR floor of 3.0%.

On December 23, 2015, the Company entered into an amendment to the MSD Term Loan which extended the maturity date of the MSD Term Loan to October 18, 2018 and, effective January 2, 2016, increased the applicable interest rate on the MSD Term Loan by 1.0% per annum. As a result, effective January 2, 2016, the MSD Term Loan bears interest at a rate of LIBOR plus 7.0% per annum, subject to a LIBOR floor of 3.0% per annum. Further, if the MSD Term Loan is prepaid with the proceeds of a qualified equity raise, the Company will pay an additional premium equal to the present value of the additional 1.0% interest accruing from January 2, 2016, if paid through the maturity date, as a make whole premium. In consideration for the amendment, the Company paid MSDC a fee of $0.6 million.

The MSD Term Loan is guaranteed by certain domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the outstanding equity of the Company’s first-tier foreign subsidiaries. MSDC’s liens have first priority status on the ABL Collateral (as defined in the JCHC Indenture) and second priority status on the Notes Collateral (as defined in the JCHC Indenture) to the same extent as the liens of the lenders under the Credit Facility in such assets (as contemplated by the Intercreditor Agreement (as defined in the JCHC Indenture)), but are junior to the liens of the lenders under the Credit Facility.

In connection with the execution of the MSD Term Loan agreement, on April 2, 2015, the Company entered into an amendment to the Credit Agreement (the “Third Amendment”), pursuant to which the Credit Facility was amended to permit the incurrence of the MSD Term Loan under the Credit Agreement and to provide that the Credit Facility will mature on the earlier of June 18, 2018, or the date that is 90 days prior to the then extant maturity date of the MSD Term Loan (as amended, restated, modified, changed, refinanced, or replaced). The Third Amendment also imposes an availability block under the Credit Facility of $6.25 million so long as any indebtedness is outstanding under the MSD Term Loan (or MSDC has any commitment to extend credit resulting in incurrence of such indebtedness), and makes certain conforming amendments to the covenants with respect to the prepayment, redemption, purchase or acquisition of other indebtedness and to certain of the events of default under the Credit Facility.

On October 28, 2016, the Company entered into amendment number two to the MSD Term Loan to, among other things, permit the incurrence of the Solus Term Loan, and, subject to certain conditions, permit the deleveraging events effectuated through the Private Exchange and the Public Exchange Offer.

2020 Notes. The Company has outstanding $375 million principal amount of 9.25% Senior Secured Notes due 2020 (the “2020 Notes”), issued and sold through a private placement to qualified institutional buyers pursuant to Rule 144A, promulgated under the Securities Act. The 2020 Notes were issued pursuant to an indenture dated June 18, 2013 (the “Indenture”), by and among the Company, the guarantors party thereto, and U.S. Bank National Association, as trustee. Interest on the 2020 Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year.

The 2020 Notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. In connection with the issuance of the 2020 Notes, the Company and certain of its subsidiaries entered into a Security Agreement (the “Security Agreement”), pursuant to which the 2020 Notes and related guarantees are secured by (i) a second‑priority security interest in the assets that secure the Credit Facility (including rigs and other vehicles, accounts receivable, inventory, deposit and security accounts and tax refunds), and (ii) a first‑priority security interest in certain

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

other of the Company’s assets, including the outstanding equity of the Company’s domestic subsidiaries and 65% of the outstanding equity of the Company’s first‑tier foreign subsidiaries. Further, the Security Agreement provides that in the event that Rule 3‑16 of Regulation S‑X under the Securities Act requires or would require the filing with the Securities and Exchange Commission of separate financial statements of any guarantor of the Company due to the fact that such guarantors’ securities secure the 2020 Notes, then such securities shall to the extent necessary to eliminate the need for such filing, automatically be deemed not to constitute security for the 2020 Notes (the “Collateral Cutback Provision”). Rule 3‑16 of Regulation S‑X requires separate financial statements for any subsidiary whose securities are collateral, if the par value, book value or market value, whichever is greater, of its capital stock pledged as collateral equals 20% or more of the aggregate principal amount of the notes secured thereby.

The collateral under the Security Agreement includes capital stock of the following companies:

(i)Areta, S. de R.L. de C.V.,

(ii)Auto Export Shipping, Inc.,

(iii)Axis Logistica, S. de R.L. de C.V.,

(iv)Axis Operadora Guadalajara, S.A. de C.V.,

(v)Axis Operadora Hermosillo, S.A. de C.V.,

(vi)Axis Operadora Monterrey, S.A. de C.V.,

(vii)Axis Operadora Mexico, S.A. de C.V.,

(viii)Axis Logistics Services, Inc.,

(ix)Auto Handling Corporation,

(x)Jack Cooper CT Services, Inc.,

(xi)Jack Cooper Logistics, LLC,

(xii)Jack Cooper Rail and Shuttle, Inc.,

(xiii)Jack Cooper Specialized Transport, Inc.,

(xiv)Jack Cooper Transport Company Inc.,

(xv)JCH Mexico, S. de R.L. de C.V.,

(xvi)JCSV Dutch 1 C.V.,

(xvii)JCSV Dutch B.V.

(xviii)Pacific Motor Trucking Company

(xix)CarPilot, Inc.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

In accordance with the Collateral Cutback Provision, the collateral securing the 2020 Notes and the related guarantees includes shares of capital stock only to the extent that the applicable value of such capital stock, determined on an entity‑by‑entity basis, is less than 20% of the principal amount of the 2020 Notes outstanding.

The Company has determined that the book and market value of the capital stock of Jack Cooper Transport Company Inc. (“JCT”) exceeded 20% of the principal amount of the 2020 Notes (i.e., $75 million) as of December 31, 2016. As a result of the Collateral Cutback Provision, the pledge of the capital stock of JCT with respect to the 2020 Notes is limited to its capital stock with an applicable value of less than $75 million. The aggregate percentage of the Company’s consolidated assets and revenues represented by JCT as of December 31, 2016 is estimated to be 91% and 91%, respectively.

As described above, the assets of JCT (and of the Company’s other domestic subsidiaries) have been separately pledged as security for the 2020 Notes and it is a guarantor of the obligations under the 2020 Notes. No other subsidiary whose capital stock has been pledged is currently subject to the Collateral Cutback Provision. The Company determined the book value of each subsidiary whose capital stock constitutes collateral under the Security Agreement based on the book value of the equity securities of each such subsidiary as carried on the Company’s balance sheet as of December 31, 2016, prepared in accordance with GAAP. JCT and the Company’s other subsidiaries’ market value was based on internal estimates of fair market value and did not include a third party valuation. Therefore, it should not be considered an indication as to what any such subsidiary might be able to be sold for in the market.

The portion of the capital stock of the Company and the subsidiaries constituting collateral securing the 2020 Notes and the related guarantees may decrease or increase as the applicable value of such capital stock changes. As long as the applicable value of the capital stock of JCT exceeds 20% of the principal amount of the 2020 Notes, the value of its capital stock securing the notes and related guarantees will not change. If the applicable value of the capital stock of JCT falls below 20% of the principal amount of the notes, 100% of the capital stock of that entity will secure the obligations under the 2020 Notes and related guarantees.

During the year ended December 31, 2013 the proceeds from the 2020 Notes and availability under the Credit Facility discussed in Note 4 were primarily used for the repurchase of $157.5 million aggregate principal amount of the Company’s previously issued senior notes, the redemption of the Company’s then outstanding preferred stock and payment of fees associated therewith and for the acquisition of substantially all of the assets of Allied Systems Holdings, Inc. (the “Allied Acquisition”) and certain of its wholly-owned subsidiaries (the “Allied Sellers”) on December 27, 2013.

In connection with the issuance of the 2020 Notes, the Company entered into registration rights agreements requiring the Company to exchange the 2020 Notes for notes registered under the Securities Act within 365 days of the initial issuance on June 18, 2013 (the “Exchange Notes”), or pay additional interest of 0.25% per annum for each 90-day period thereafter until completion of the exchange, not to exceed 1.0% of additional interest per annum. As of December 31, 2015, the Company considered the relevant facts and circumstances and determined that an accrual of $2.3 million was necessary to allow for registration and exchange of the 2020 Notes by August 2016. On June 13, 2016, we completed the offer to exchange the Exchange Notes for the outstanding 2020 Notes and all $375 million in aggregate principal amount of the 2020 Notes were validly tendered in exchange of an equal amount of Exchange Notes. As a result of the completion of the exchange offer, the Company recognized in the three months ended June 30, 2016 a reversal of $0.6 million interest expense for registration rights interest that was accrued as of December 31, 2015.

The Indenture contains certain covenants, including covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company or the guarantors. The Company was in compliance with all applicable covenants as of December 31, 2016 and 2015 under the Indenture.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Long-term debt was comprised of the following as of December 31:

(in thousands)	2016	2015
9.25% Senior Secured Notes	$375,000	$375,000
MSD Term Loan	62,500	62,500
Solus Term Loan	41,000	—
Premium on 9.25% Senior Secured Notes	4,671	5,780
Discount on MSD Term Loan	(1,554)	(2,274)
Discount on Solus Term Loan	(1,318)	—
Mortgage (A)	1,751	1,805
Note Payable (B)	890	1,170
Note Payable (C)	3,087	3,232
Note Payable (D)	2,440	3,328
Note Payable (E)	—	2,173
Note Payable (F)	198	—
Note Payable (G)	290	—
Deferred Financing Costs	(9,366)	(10,098)
	479,589	442,616
Less: current maturities	(1,905)	(3,510)
	$477,684	$439,106

(A)	Real estate note with monthly payments of principal and interest at 4.73% maturing September 14, 2018.
(B)	Pension withdrawal liability with monthly payments of principal and interest of less than $0.1 million at a fixed interest rate of 6.43%, maturing October 1, 2019.
(C)	Pension withdrawal liability with quarterly payments of principal and interest at a fixed rate of 6.5%, maturing December 31, 2031.
(D)	Pension withdrawal liability with quarterly payments of principal and interest of $0.3 million, maturing June 7, 2019.
(E)	Pension withdrawal liability with eight monthly payments of principal of $0.4 million and one final payment of $0.1 million, maturing June 10, 2016.
(F)	Pension withdrawal liability with four monthly payments of principal of $0.4 million and one final payment of $0.2 million, maturing January 10, 2017.
(G)	Pension withdrawal liability with one payment of principal of $0.3 million maturing April 10, 2017.

Aggregate annual maturities of long-term debt at December 31, 2016, excluding bond premium and discounts, were as follows:

(in thousands)
2017	$1,905
2018	65,638
2019	931
2020	416,152
2021	163
Thereafter	2,367
$487,156

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Other Liabilities. Other liabilities were comprised of the following as of December 31:

(in thousands)	2016	2015
Estimated pension withdrawal liabilities (A)	$3,025	$2,231
Severance and non-compete (B)	1,248	1,264
Registration rights (C)	—	2,651
Tax liability (D)	440	455
Workers Compensation (E)	2,582	—
Other (F)	859	66
	8,154	6,667
Less current maturities (G)	(639)	(3,158)
	$7,515	$3,509

(A)	Loss contingencies related to two estimated pension withdrawals.
(B)	Unsecured payables for separation and non-compete agreements maturing between February 2017 and September 2019.
(C)	Registration rights interest expense accrual.
(D)	Unrecognized tax benefits.
(E)	Accrued workers compensation payable.
(F)	Miscellaneous other long-term liabilities.
(G)	Included as a component of other accrued liabilities.

NOTE 6: EQUITY AND CAPITAL SUBJECT TO REDEMPTION

In connection with the Merger, all shares of Class A Common Stock and Class B Common Stock of the Company were converted into an equal number of shares of Class A Common Stock and Class B Common Stock of JCEI, and all outstanding warrants and options to purchase shares of Common Stock in the Company were converted into warrants and options to purchase shares of Common Stock in JCEI, respectively.

Subsequent to the offering of the JCEI Notes, JCEI made a capital contribution of $14.8 million during the year ended December 31, 2014 to the Company primarily used to pay down the outstanding balance on the Credit Facility. The capital contribution from JCEI is included in the consolidated financial statements as additional paid-in capital, and included a $13.1 million cash contribution, and the transfer of the $2.4 million warrant liability to JCEI in connection with the Merger discussed in Note 1, offset in-part by the non-cash settlement of certain JCEI obligations.

On October 28, 2016 and in connection with the Company entering into the Solus Term Loan, certain entities affiliated with, or managed by, Solus were issued an aggregate of 74,046 warrants to purchase shares of the non-voting Class B Common Stock of JCEI. Each warrant entitles the holder, subject to certain conditions, to purchase one share of JCEI Class B Common Stock at an exercise price of $0.01 per share, subject to adjustment under certain circumstances. The warrants are freely transferable and may be exercised starting on April 26, 2017, and at any time for 10 years after, expiring on April 26, 2017, if not previously exercised. The warrants were initially valued at $1.4 million using valuation methods including discounted cash flows and the guideline public company methods. The Company recorded the fair value of the warrants as a discount to the Solus Term Loan and as an equity contribution from JCEI at the time the Company entered into the Solus Term Loan.

Common Stock

The certificate of incorporation of JCEI authorizes the issuance of up to 10 million shares of common stock, $0.0001 par value share. The common stock is separated into two (2) classes: Class A Common Stock consisting of 8 million authorized shares and Class B Common Stock consisting of 2 million authorized shares. All preferences, voting powers, relative, participating, optional or other special rights and privileges, and qualifications, limitations or restrictions of the common stock are subject and subordinate to those that may be fixed with respect to any shares of the preferred

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

stock described below. Except as otherwise required by the General Corporation Law of the State of Delaware (“DGCL”), the holders of Class A Common Stock possess all voting powers for all purposes, including the election of directors. The holders of Class B Common Stock have no voting power on or any right to participate in any proceedings in which the Company or its stockholders take action. Each share of Class A Common Stock has one vote on each matter submitted to a vote of stockholders. The holders of shares of Class A Common Stock vote together with all other shares of capital stock as a single class on all matters submitted for a vote or consent of stockholders except where otherwise required by law or as set forth in the certificate of incorporation. Subject to the rights and privileges of any then outstanding shares of preferred stock, dividends may be declared and paid on the common stock from lawfully available funds as and when determined by the Board of Directors. In the event of liquidation, the holders of shares of common stock are entitled to receive all assets of JCEI, which includes all assets of the Company, available for distribution to stockholders, subject to the rights and preferences of any then outstanding shares of preferred stock.

Preferred Stock

The certificate of incorporation of JCEI authorizes the issuance of up to 5 million shares of preferred stock, $0.0001 par value per share. The Board of Directors is authorized to provide for the issuance of all or any shares of preferred stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as may be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the DGCL, including, without limitation, the authority to provide that any such class or series may be (i) subject to redemption at such time or times and at such price or prices; (ii) entitled to receive dividends (which may be cumulative or non-cumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series; (iii) entitled to such rights upon the dissolution of, or upon any distribution of the assets of JCEI; or (iv) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, at such price or prices or at such rates of exchange and with such adjustments; all as may be stated in such resolution or resolutions. No preferred stock was outstanding as of December 31, 2016 and 2015.

Warrants

On November 29, 2010, the Company completed a debt offering for 122,500 units. Each unit consisted of one note of the Company’s previously issued senior secured notes having a principal amount at maturity of $1,000 and a warrant, which entitles the holder, subject to certain conditions, to purchase one share of Class B Common Stock at an exercise price of $0.01 per share, subject to adjustment under certain circumstances. The notes and the warrants became separately transferable on December 7, 2010. The warrants expire on December 15, 2017, if not previously exercised. The warrants were initially valued at $6.7 million using valuation methods including discounted cash flows and the Pratt Stats comparable transaction methods.

On May 6, 2011, the Company issued warrants to purchase 82,962 shares of its Class B Common Stock. The warrants, with an estimated fair value of $5.0 million at time of issuance, entitle the holders to purchase shares of Class B Common Stock at an exercise price of $0.01 per share and were substantially identical to the warrants issued by the Company in connection with its notes offering in November 2010.

On May 28, 2014, three related-party warrant holders exercised an aggregate of 38,731 warrants for an exercise price of $0.01 per share in exchange for 38,731 shares of Class B Common Stock of JCHC. The exercise entitled the holders to receive dividends held in escrow in the aggregate amount of $0.3 million resulting from previous dividend distributions by the Company, the payment of which was made from restricted cash. See Note 11 for details of the warrants JCEI issued during the year ended December 31, 2016.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Stock-Based Compensation

The Company accounts for the cost of stock-based payments over the service period based on the fair value of the award at the date of the grant (or service inception period). In connection with the Merger, all outstanding options to purchase Class B Common Stock of the Company as of the date of the Merger were converted into options to purchase Class B Common Stock of JCEI. Because the JCEI option holders are directors or employees of the Company, the associated stock compensation expense continues to be recorded within selling, general, and administrative expense on the Company’s consolidated statement of comprehensive loss for the years ended December 31, 2016 and 2015. Also in connection with the Merger, the vesting schedule of the 2011 Options was accelerated such that all 2011 Options became fully vested and exercisable for shares of JCEI Class B Common Stock on June 10, 2014. Stock compensation expense of $0.3 million related to the accelerated vesting of the options was included within selling, general and administrative expense on the Company’s consolidated statements of comprehensive loss for the year ended December 31, 2014.

On November 14, 2013, certain members of management and directors were granted a total of 47,172 stock options to purchase shares of Class B Common Stock at an exercise price of $104 per share (the “2013 Options”), which were valued at $2.3 million using a Black-Scholes model. The expected dividend yield assumed for the 2013 was zero, the expected volatility was 44.8%, the expected term was six years and the risk-free interest rate was 2.45%. As the Company’s shares are not publicly traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The options have a 10 year term, vest and become fully exercisable as to 1/5 of the number of options during each of five successive one year anniversaries from the grant date.

On August 20, 2014, the Board of Directors of JCEI approved the re-pricing of the 2013 Options. These options had a per share exercise price in excess of the then fair market value per share of Class B Common Stock, due in-part to the extraordinary dividend that was paid to holders of its common stock by JCEI in July 2014 for which no adjustment was made to the outstanding options at that time. As a result, the exercise price of these options was decreased to $48.00 per share.

On August 20, 2014, the Board of Directors of JCEI approved stock option grants to certain directors and 29 key employees, for the purchase of a total of 65,700 shares of Class B Common Stock of JCEI at an exercise price of $48.00 per share. The stock options were granted pursuant to non-statutory stock option agreements between JCEI and each recipient. The expected dividend yield assumed for the 2014 grants was zero, the expected volatility was 43.3%, the expected term was 6.5 years and the risk-free interest rate was 2.07%. Expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The options have a 10 year term, and vest and become fully exercisable on the third anniversary of the grant date.

During 2016, 2015, and 2014, the Company recorded $0.8 million, $0.9 million, and $1.7 million, respectively, of stock-based compensation expense within selling, general, and administrative expense on the consolidated statement of comprehensive loss.

Dividends

The Company declared $6.0 million and paid $5.6 million of dividends on its common stock during the year ended December 31, 2013, with the remaining $0.4 million included in other accrued liabilities as of December 31, 2013 and paid during January 2014. No dividends were paid during the years ended December 31, 2016 and 2015.

Treasury Stock

On February 7, 2014, the Company purchased 5,485 shares of Class B Common Stock from one employee at a purchase price of $0.5 million.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

In connection with the Merger, treasury stock repurchases of 32,910 shares of Class A Common Stock and 27,425 shares of Class B Common Stock were retired.

NOTE 7: INCOME TAXES

A reconciliation of loss before income taxes by jurisdiction and the components of total provision for income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows:

(in thousands)	2016	2015	2014
Loss before income taxes by jurisdiction:
Federal	$(26,211)	$(51,883)	$(45,653)
Foreign	(6,254)	(17,004)	(15,862)
Total loss before income taxes	$(32,465)	$(68,887)	$(61,515)

Current provision (benefit) for income taxes:
Federal	$2	$137	$140
State	412	442	304
Foreign	125	165	(78)
Total current provision for income taxes	$539	$744	$366

Deferred income tax expense (benefit):
Federal	$567	$431	$448
State	(141)	125	39
Foreign	(156)	(271)	366
Total deferred income tax expense	$270	$285	$853

Total provision for income taxes	$809	$1,029	$1,219

Income taxes from continuing operations for the three years ended December 31, 2016, 2015 and 2014 differ from the amounts computed by applying the statutory U.S. federal income tax rate of 35 percent to loss before income taxes as a result of the following:

(in thousands)	2016	2015	2014
Computed "expected" tax benefit	$(11,363)	$(24,111)	$(21,530)
Adjustments to tax expense attributable to:
Permanent Items	1	567	251
Goodwill impairment	—	5,430
State income taxes, net	(1,352)	(1,594)	(1,857)
Foreign and other rate items	2,704	1,088	1,090
Valuation allowance	10,921	19,634	23,228
Other, net	(102)	15	37
Actual provision for income tax expense	$809	$1,029	$1,219

During the 2016 tax year, JCEI recognized a gain on the extinguishment of debt for U.S. income tax purposes resulting in taxable income at the JCEI level. (See Note 11 for further detail). JCEI, as the parent of the U.S. consolidated tax filing group, which includes all U.S. entities included in the JCHC report, will not have a current taxes payable because the net operating loss carryforwards from the U.S. filing group will be utilized to fully offset the taxable income. However, from a JCHC reporting perspective, an income tax benefit of ($18.2) million would have been recognized without consideration of JCEI because of the release of the valuation allowance on the utilization of the net operating losses. The income tax benefit in consolidation is offset with JCEI stand-alone tax expense of $19.0 million, netting to the provision for income tax expense of $0.8 million.

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

We calculate the provision for income taxes by using a “separate return” method. Under this method, we are assumed to file a separate return with the tax authority, thereby reporting our taxable income or loss without consideration of JCEI. We provide deferred taxes on a temporary differences and on any carryforwards that we would claim on our hypothetical return and assess the need for a valuation allowance on the basis of our projected separate return results. Any difference between the tax provision (or benefit) allocated to us under the separate return method and payments to be made to (or received from) JCEI for tax expense are treated as either dividends, capital contributions or potential future contingent receivables. Accordingly, the amount by which our tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of JCEI will be addressed and settled when current taxes payable are present at JCEI.

Under the separate return method, JCHC had current expense of $0.5 million, $0.7 million and $0.4 million and deferred expense of $0.3 million, $0.3 million and $0.9 million as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

During 2016, the Company recognized no deferred benefit related to continuing operations with offsetting deferred tax expense in other comprehensive income included in the Statement of Consolidated Comprehensive Loss due to the application of intraperiod tax allocation rules under ASC 740. This allocation has no effect on the total tax provision or total valuation allowance.

Provision for income tax expense (benefit) allocated to other comprehensive loss consisted of unrecognized net periodic pension and other post-retirement benefit costs for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Unrecognized net periodic pension and other post-retirement benefit cost	$(59)	$16	$—

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

Components of the net deferred income tax liability at the end of each year are as follows:

(in thousands)	2016	2015
Deferred tax assets:
Accrued pension liability	$4,596	$5,434
Accrued vacation	2,296	2,337
Allowance for bad debt	355	634
Health insurance reserve	628	727
Accrued cargo reserve	200	334
Transaction expenses	2,528	2,741
Stock based compensation	1,187	870
Other accrued expenses	1,111	764
Accrued workers' compensation	1,011	2,487
Federal and state net operating loss carryforwards	92,431	82,529
Registration rights	—	1,030
Foreign	3,171	417
Unrealized foreign exchange loss	—	2,524
Other	1,657	1,107
Gross deferred tax assets	111,171	103,935
Less valuation allowance	(96,506)	(85,377)
Net deferred tax assets	14,665	18,558

Deferred tax liabilities:
Depreciation	(13,522)	(16,708)
Intangible assets	(9,132)	(9,411)
Prepaid expenses	(1,980)	(1,944)
Other	—	—
Gross deferred tax liabilities	(24,634)	(28,063)
Net deferred tax liabilities	$(9,969)	$(9,505)

The above net deferred liability is presented on the consolidated balance sheets as of December 31, 2016 and 2015 as follows:

(in thousands)	2016	2015
Deferred tax asset—long-term	$—	$6
Deferred tax liability—long-term	(9,969)	(9,511)
Net deferred tax liability	$(9,969)	$(9,505)

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. Because of the recent losses before income taxes, management’s ability to rely on future expectations of taxable income is reduced and, therefore, in management’s judgment, the realization of its deferred tax assets is not more likely than not.

During the 2016 tax year, JCEI recognized a gain on the extinguishment of debt for U.S. income tax purposes resulting in taxable income at the JCEI level. (See Note 11 for further detail). JCEI, as the parent of the U.S. consolidated tax filing group, will not recognize current taxes payable because the net operating loss carryforwards from the U.S. filing group will be utilized to fully offset the taxable income. However, for JCHC reporting purposes under the separate return method, there is no reduction of the valuation allowance and corresponding utilization of net operating losses. The Company recognized valuation allowances of $11.1 million, $18.6 million, and $23.4 million for the years ended

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

December 31, 2016, 2015, and 2014, respectively, on deferred tax assets, primarily related to federal and state net operating loss carryforwards.

As of December 31, 2016, the Company had U.S. gross federal operating loss carryforwards of approximately $231.2 million that expire in varying amounts between 2029 and 2036, and gross state operating loss carryforwards of approximately $217.4 million that expire in varying amounts through 2036. Additionally, as of December 31, 2016, the Company had gross foreign operating loss carryforwards of approximately $9.9 million that expire in varying amounts between 2019 and 2036. Related to these loss carryforwards, the Company has recorded U.S. federal and foreign tax benefits of $80.9 million and $2.7 million, respectively, and net state tax benefits of $9.5 million before consideration of the valuation allowance. The Company’s U.S. federal tax returns for tax years 2009 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2009 forward remain open and subject to examination, depending on the jurisdiction. As of December 31, 2016, there were no ongoing federal, state, or foreign income tax examinations.

As a result of the creation and acquisition of new entities as part of the Allied Acquisition in late 2013, the Company will file income tax returns in the Netherlands and Mexico, in addition to its current legacy filing requirements in the U.S. and Canada. The Company has not recognized deferred taxes relative to its foreign undistributed earnings of approximately $0.3 million as such foreign subsidiary earnings are deemed permanently reinvested. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in thousands)	2016	2015	2014
Balance at beginning of period	$219	$246	$268
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(25)	(27)	(22)
Reductions for settlements with taxing authorities	—	—	—
Reductions for lapse of statute of limitations	—	—	—
Balance at end of period	$194	$219	$246

At December 31, 2016, 2015 and 2014, the Company had $0.2 million $0.2 million, and $0.2 million, respectively, of unrecognized tax benefits, net of federal benefit that, if recognized, would affect the effective tax rate. The total accrued liability for income tax related interest and penalties were $0.2 million, $0.2 million, and $0.2 million at December 31, 2016, 2015 and 2014, respectively.

NOTE 8: EMPLOYEE BENEFIT PLANS

Multi-Employer Pension Plans

The Company participates in multi-employer pension plans that provide benefits to certain employees covered by collective bargaining agreements. The Company paid contributions to the plans based on specified amounts per day’s work for covered employees. Expense for these plans is recognized in operating expenses – compensation and benefits on the consolidated statements of comprehensive loss as contributions are funded. In the event of termination or withdrawal from the plans or certain other events, the Company could be liable for its share of vested benefits over plan assets.

The Company is a participating employer in the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Fund”), a multi‑employer pension plan. The Company has been informed that the Central States Fund’s funding status has been adversely affected by severe investment losses in recent years, a decline in the number of active

JACK COOPER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

participants and an increasing number of retirees among other factors. Consequently, employer contribution levels set by collective bargaining agreements are expected to be inadequate to meet the minimum funding standard requirements imposed by the Internal Revenue Code and related regulations. On December 16, 2014, Congress enacted The Kline-Miller Multi-employer Pension Reform Act (the “MPRA”), which established a new process for multi-employer pension plans to propose a temporary or permanent reduction of pension benefits if the plan is projected to become insolvent. In order for the reductions to take place, the plan trustees have to submit an application to the U.S. Department of Treasury (the “Treasury”) showing that proposed pension benefit reductions are necessary to keep the plan from becoming insolvent. On September 25, 2015, the Central States Pension Fund submitted a proposed pension rescue plan to the Treasury under the MPRA and on May 6, 2016, the Treasury notified the Central States Pension Fund that the application was rejected.

The Company contributed $40.3 million, $42.4 million and $42.5 million to the U.S. and Canadian multi-employer pension plans for the years ended December 31, 2016, 2015 and 2014, respectively. The following table provides additional information related to its participation in U.S. multi-employer pension plans for the year ended December 31, 2016:

												Expiration
		Pension										date of
		Protection Act		FIP/RP Status								collective
		Zone Status(a)		Pending/	5% Contributor			Contributions (in thousands)			Surcharge	bargaining
Fund	Plan's EIN	2016	2015	Implemented	2016	2015	2014	2016	2015	2014	Imposed	agreement
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	Red	Red	Implemented	Yes	No	No	$35,298	$35,639	$34,663	No	8/31/2015
Teamsters Union Local No. 710 Pension Fund	36-2377656	Green	Green	N/A	No	No	No	541	608	412	No	8/31/2015
Teamsters Local 560 Benefit Fund	73-0493030	Red	Red	Implemented	Yes	Yes	Yes	1,364	1,588	1,939	No	8/31/2015
Central Pennsylvania Teamsters Defined Benefit Plan(b)	23-6262789	Green	Green	N/A	No	No	No	4	19	33	No	8/31/2015
Teamster Pension Fund of Philadelphia and Vicinity(c)	23-1511735	Yellow	Yellow	Implemented	No	No	No	153	402	372	No	8/31/2015
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996	Yellow	Yellow	Implemented	No	No	No	273	314	386	No	8/31/2015
New England Teamsters & Trucking Industry Pension Fund	04-6372430	Red	Red	Implemented	No	No	No	280	311	232	No	8/31/2015
Freight Drivers and Helpers Local Union No. 557	52-6118055	Red	Red	Implemented	Yes	Yes	Yes	728	1,295	1,622	No	8/31/2015
Western Conference of Teamsters Pension Plan(d)	91-6145047	Green	Green	N/A	No	No	No	0	64	171	No	8/31/2015
					Total contributions			$38,641	$40,240	$39,830

(a)

The Pension Protection Zone Status is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available for 2016 and 2015 is for the plan’s year-end during calendar years 2015 and 2014, respectively. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(b)	The Company fully withdrew from the Central Pennsylvania Teamsters Defined Benefit Plan during 2016 and as of December 31, 2016, is no longer a participating employer.
(c)	The Company fully withdrew from the Teamster Pension Fund of Philadelphia and Vicinity during 2016 and as of December 31, 2016, is no longer a participating employer.
(d)	The Company fully withdrew from the Western Conference of Teamsters Pension Plan during 2015 and as of December 31, 2015, is no longer a participating employer.

In connection with the four Canadian defined benefit plans, the Company contributed approximately $0.9 million, $1.8 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, to such plans. As these are foreign plans not subject to ERISA or the Pension Protection Act, they have not been included in the above tabular disclosure. The related Canadian collective bargaining agreements expire between May 2016 and November 2021.

Withdrawal Liability

Pursuant to collective bargaining agreements that are currently in place, the Company contributes to ten different multi-employer pension funds on behalf of covered union employees. On the most recent withdrawal liability estimates provided to the Company by the respective funds, six of the ten multi-employer pension funds are underfunded exposing the Company to aggregate potential liability exceeding $1.2 billion if it were to withdraw from all of these funds, with the largest potential withdrawal liability exposure of $1.08 billion related to the Central States Fund. If the Company were to withdraw from any multi-employer pension fund, either completely or partially, whether voluntarily or otherwise, it could be assessed with a multi‑million dollar withdrawal liability. The withdrawing employer can pay the obligation in a lump sum or over time as determined by the employer’s annual contribution rate prior to withdrawal, which, in some cases, could be up to 20 years.

If contribution base units (“CBU”) decline during a three-year period, the Company calculates an estimated liability if it has triggered a partial or full withdrawals from the multiemployer pension plans it participates in. Although the ultimate liabilities are determined based on actual CBUs, the Company records initial estimated liabilities resulting from such partial or full withdrawals and re-evaluates the liabilities as additional information became known, including notifications from the trustee.

Assessed and estimated partial or full withdrawal liabilities as of December 31, 2016 and 2015 were as follows:

			Expense
	2015	Payments	(Reclassification)	2016
Note Payable (A)	$1,170	$(280)	$—	$890
Note Payable (B)	3,232	(145)	—	3,087
Note Payable (C)	3,328	(888)	—	2,440
Note Payable (D)	2,173	(2,173)	—	—
Note Payable (E)	—	(1,684)	1,882	198
Note Payable (F)	—	—	290	290
Estimated pension withdrawal liabilities (G)	—	—	2,863	2,863
Estimated pension withdrawal liabilities (H)	—	—	162	162
Estimated pension withdrawal liabilities (I)	2,231	(349)	(1,882)	—

Partial and full withdrawal assessments (Note Payables) are recorded within current portion and long-term debt on the consolidated balance sheets:

(A)

Freight Drivers Local and Helpers Local Union No. 557 Pension Fund withdrawal liability with monthly payments of principal and interest of less than $0.1 million at a fixed interest rate of 6.4%, maturing October 1, 2019. In June 2009, the Company received a notice of assessment of partial withdrawal from the Freight Drivers and Helpers Local Union No. 557 Pension Fund (the “Drivers Fund”) due to a decline in its contributions to the Drivers Fund during a three year period from 2005 to 2007. The liability associated with this partial withdrawal totaled $2.6 million and is payable in monthly installments of principal and interest totaling less than $0.1 million with interest computed at 6.4%. Payments commenced in August 2009 and will continue through October 2019.

(B)

Automotive Industries Pension withdrawal liability with quarterly payments of principal and interest at a fixed rate of 6.5%, maturing December 31, 2031. In December 2011, the Company withdrew from the Automotive Industries pension plan, a multi-employer defined benefit pension plan. The liability associated with this full withdrawal totaled $3.6 million and is payable in quarterly installments of principal and interest totaling less than $0.1 million with interest computed at 7.25%. Payments commenced in March 2012 and will continue through December 2031.

(C)

Teamsters of Philadelphia and Vicinity Pension Plan withdrawal liability with quarterly payments of principal and interest of $0.3 million, maturing June 7, 2019. On July 9, 2015, the Company received an assessment from the

Teamsters of Philadelphia and Vicinity Pension Plan (the “Philadelphia Plan”) indicating the Company has a partial withdrawal liability of $3.7 million related to the three year period ended December 31, 2011, and as a result the Company recorded $0.2 million of additional liability during the year ended December 31, 2015. The withdrawal assessment bears interest at a rate of 5.3% per annum and is payable in eleven equal quarterly installments of $0.3 million, with final payment of $0.3 million due on June 7, 2019.

(D)

Western Conference of Teamsters Pension Trust withdrawal liability with eight monthly payments of principal of $0.4 million and one final payment of $0.1 million, maturing June 10, 2016. On August 10, 2015, the Company received an assessment from the Western Conference of Teamsters Pension Trust (the “Western Conference Trust”) indicating the Company had a partial withdrawal liability of $3.4 million related to the three year period ended December 31, 2011, and as a result the Company recorded $0.3 million of additional expense during the year ended December 31, 2015. The assessed withdrawal bore interest at a rate of 7.0% per annum and was payable in seven equal monthly installments of $0.4 million beginning on October 10, 2015, a payment of $0.8 million on May 10, 2016, and with final payment in the amount of $0.1 million paid on June 10, 2016.

(E)

Western Conference Trust withdrawal liability with four monthly payments of principal of $0.4 million and one final payment of $0.2 million, maturing January 10, 2017. On July 8, 2016, the Company received a $1.9 million assessment in connection with triggering a partial withdrawal from the Western Conference Trust related to the three year period ended December 31, 2012, which was fully accrued as of December 31, 2015 and noted in footnote (I). The partial withdrawal assessment bore interest at a rate of 7.0% per annum and was payable in four equal monthly installments of $0.4 million beginning on September 10, 2016, with final payment in the amount of $0.1 million paid on January 10, 2017.

(F)

Western Conference Trust withdrawal liability with one payment of principal of $0.3 million maturing April 10, 2017. On January 10, 2017, we received a $0.3 million assessment in connection with triggering a partial withdrawal from the Western Conference Trust related to the 2013 plan year. As of December 31, 2016, the liability of $0.3 million related to the 2013 partial withdrawal for which notification was received from the Western Conference Pension Trust is included within current maturities of long-term debt on the consolidated balance sheet, does not bears interest and is payable in one payment of $0.3 due on April 10, 2017.

Estimated partial and full withdrawal liabilities are included within other liabilities on the consolidated balance sheets:

(G)

Estimated full withdrawal liability of Philadelphia Plan of $2.9 million as of December 31, 2016. During the year ended December 31, 2016, the Company estimated it had triggered a full withdrawal liability from the Philadelphia Plan due to the closure of one of the Company’s terminals during the second quarter of 2016. The Company recorded a $2.9 million estimate, net of previously recorded estimated partial withdrawal liabilities, for the full withdrawal liability during the year ended December 31, 2016.

(H)

Estimated full withdrawal liability of $0.2 million Central Pennsylvania Teamsters Defined Benefit Plan as of December 31, 2016. In December of 2016, we estimated that we had triggered a full pension withdrawal liability of $0.2 million from the Central Pennsylvania Teamsters Defined Benefit Plan. As a result, we recorded an estimated lability of $0.2 million during the year ended December 31, 2016.

(I)

Estimated withdrawal liability for the Western Conference Trust of $2.3 million as of December 31, 2015. As of December 31, 2015, the Company had recorded an estimated partial withdrawal liability of $2.2 million related to the three year period ended December 31, 2012 and for a full withdrawal liability as of December 31, 2015. The Company received a $1.9 million partial withdrawal assessment from the Western Conference Trust related to the three year period ended December 31, 2012, see footnote (E), and as a result reclassified the estimated liability from other liabilities to current portion and long-term debt on the consolidated balance sheets. During March 2016, the company also received a $0.3 million full withdrawal assessment for the three year period ended December 31, 2015, that was paid in one payment during May 2016 and as a result had no recorded estimated withdrawal liability as of December 31, 2016.

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “JCT Plan”) covering certain maintenance employees who meet the eligibility requirements. The Company’s funding policy is to make the annual contribution to the plan equal to the maximum amount that can be deducted for income tax purposes. The benefits are based on years of service times a fixed monthly amount.

The Company uses a December 31 measurement date for the plans. Information about the plans’ benefit obligations, assets and funded status are provided in the following tables:

(in thousands)	2016	2015
Change in benefit obligation
Beginning of year	$6,571	$6,565
Service cost	172	194
Interest cost	263	237
Actuarial gain	(94)	(158)
Curtailments, settlements, and special termination benefits	—	—
Benefits paid	(297)	(267)
End of year	$6,615	$6,571

(in thousands)	2016	2015
Change in fair value of plan assets
Beginning of year	$4,716	$4,751
Actual return on plan assets	(2)	169
Employer contributions	—	63
Settlement	—	—
Benefits paid	(297)	(267)
End of year	4,417	4,716
Funded status at end of year	$(2,198)	$(1,855)

The pension liability recognized on the consolidated balance sheets at December 31, 2016 and 2015 was $2.2 million and $1.9 million, respectively. Net actuarial gains (losses) recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost for the years ended December 31, 2016, 2015, and 2014 was $(0.1) million, less than $0.1 million and $(1.0) million, respectively.

Components of net periodic benefit cost are as follows:

(in thousands)	2016	2015	2014
Service cost	$172	$194	$124
Interest cost	263	237	246
Expected return on plan assets	(307)	(312)	(313)
Amortization of net loss	131	133	104
Net periodic benefit cost	$259	$252	$161

The estimated amount that will be recognized from accumulated other comprehensive income into net periodic benefit cost during the year ended December 31, 2017 is comprised of $0.1 million of actuarial net loss. Assumptions used to determine pension information for the plans were:

	2016	2015	2014
Expected return on assets	6.75%	6.75%	6.75%
Discount rate for defined benefit obligation	4.00%	3.70%	3.70%
Discount rate for net periodic benefit cost	4.00%	4.00%	4.54%

The Company selected the discount rate based on weighted average market rates for a hypothetical portfolio of high-quality corporate bonds rated AA or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information. The following benefit payments, which reflect expected future services as of December 31, 2016, are expected to be paid:

(in thousands)
2017	$346
2018	366
2019	370
2020	375
2021	364
2022-2026	$1,860

Plan assets are held by a bank-administered trust fund, which invests the plan assets in accordance with the provision of the plan agreement. The plan agreements permit investments in equity securities, debt securities and cash and cash equivalents, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through a limited investment in equity securities. The target allocation percentages for 2016 and actual asset allocation percentages are as follows:

	Target			2016	2015
Asset Category	Allocations			Actual	Actual
Equity securities	50%	to	70%	61%	67%
Debt securities	30%	to	50%	37%	32%
Cash and cash equivalents	0%	to	15%	3%	1%

The following tables present the fair value measurements of assets of the plan measured at fair value on a recurring basis and the level within the fair value hierarchy as of December 31, 2016 and 2015:

	2016
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$111	$111	$—	$—
Equity securities
U.S. companies	1,793	1,793	—	—
International companies	890	890	—	—
Fixed income securities
U.S. government	—	—	—	—
U.S. corporate bonds	1,623	—	1,623	—
Total	$4,417	$2,794	$1,623	$—

	2015
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$24	$24	$—	$—
Equity securities
U.S. companies	2,606	2,606	—	—
International companies	564	564	—	—
Fixed income securities
U.S. government	742	—	742	—
U.S. corporate bonds	690	—	690	—
International bonds	90	—	90	—
Total	$4,716	$3,194	$1,522	$—

Contributions to the plan were $0.1 million for the year ended December 31, 2015, and no contributions to the plan were made during the years ended December 31, 2016 and 2014. During 2017, the Company expects to make contributions to the plan of $0.2 million.

Defined Contribution Plan

The Company has defined contribution plans for all eligible union and non-union employees. Employer contributions under these plans are discretionary. Participants may elect to make contributions to the plans by salary reduction subject to certain limits. Benefits are limited to plan assets, and the Company may amend or terminate the plans at any time. The Company contributed $0.9 million, $0.8 million, and $0.8 million of employer matching contributions for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Non-cancellable operating leases, primarily for office space and equipment, expire in various years through 2025. Total rent expense for all leases totaled $17.4 million, $17.8 million and $23.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments at December 31, 2016 were:

(in thousands)
2017	$9,004
2018	5,737
2019	3,046
2020	1,950
2021	1,487
Thereafter	1,416
$22,640

Letters of Credit

At December 31, 2016 and December 31, 2015, the Company had $0.3 million in outstanding letters of credit to be used as collateral for the Company’s obligation to fund potential losses under various retrospectively‑rated and large deductible insurance programs.

Litigation

The Company contracts with third parties to process our workers’ compensation, general liability and truckers’ liability claims.

On April 27, 2016, we filed a lawsuit against Applied Underwriters, Inc., Applied Underwriters Captive Risk Assurance Company (“AUCRA”), and certain of their affiliates (collectively, the “Applied Defendants”) in California State Court. JCHC alleged the following three claims in the lawsuit: (1) declaratory relief and rescission; (2) tortious breach of the implied covenant of good faith and fair dealing; and (3) fraud and misrepresentation. In connection with these claims, JCHC has demanded compensatory damages, rescission, punitive damages, and/or attorney’s fees. The claims are related to the Applied Defendants’ sale and management of JCHC’s workers’ compensation program, and specifically the Reinsurance Participation Agreements that the Applied Defendants sold to Jack Cooper starting in 2009.

On May 24, 2016, AUCRA submitted a demand for arbitration with the American Arbitration Association (“AAA”), alleging that Jack Cooper has failed to pay certain money owed to it in the amount of $9.5 million. In support of this arbitration demand, on June 14, 2016, AUCRA filed a Motion to Compel Arbitration and Stay the Action on behalf of all Applied Defendants in the California State Court, seeking to force the Company into arbitration and stay the Company’s lawsuit. On July 26, 2016, the California State Court issued an order denying AUCRA’s Motion to Compel Arbitration and Stay the Action, concluding that AUCRA’s dispute resolution provisions were void and unenforceable as a matter of law. In light of the California State Court’s order, on August 8, 2016, AAA placed AUCRA’s arbitration demand in abeyance, cancelling any pending deadlines and requesting that AUCRA provide a status update on any appeal to the California State Court’s order within twelve months.

On August 9, 2016, the Applied Defendants filed a Notice of Appeal for the California State Court’s order that denied the Motion to Compel Arbitration and Stay the Action. JCHC has opposed the Applied Defendants’ appeal, and the parties are currently awaiting the oral argument to be scheduled. We estimate that the appellate court will not decide the Applied Defendants’ appeal until later in 2017 or in 2018. In August 2017, AUCRA must pay an abeyance fee to AAA or the arbitration will be closed. At this time, we have concluded that a loss related to the Applied Defendants’ arbitration demand is not reasonably possible.

As previously reported, the Company was in a dispute with American Zurich Insurance Company and Zurich Services Corporation (collectively referred to herein as “Zurich”) regarding the handling of workers’ compensation claims for the policy period January 1, 2008 through July 26, 2009. In April 2016, the Company and Zurich executed a full settlement agreement with releases and other terms agreeable to both parties. The Company had total reserves of $4.1 million at December 31, 2015, net of liabilities for which corresponding assets were recorded related to insurance recoveries for claims in excess of per claim maximum exposures. During the year ended December 31, 2016, the Company fully satisfied its obligations to Zurich under the settlement agreement.

From time to time and in the ordinary course of our business, the Company is a plaintiff or a defendant in other legal proceedings related to various issues, including workers’ compensation claims, tort claims, contractual disputes, and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of its insurance. It is the opinion of management that none of the other known legal actions will have a material adverse impact on the Company’s financial position, results of operations, or liquidity.

Severance

On August 31, 2014, Robert Griffin resigned from his position as the Chief Executive Officer of the Company. On September 20, 2014, the Company entered into a separation, restrictive covenants and consulting agreement with Mr. Griffin, which became effective as of August 31, 2014. Pursuant to the agreement, the Company agreed to pay Mr. Griffin $1.1 million payable in 16 equal monthly installments beginning with the month of September 2014 and ending with the month of December 2015. In connection with the agreement, Mr. Griffin agreed to not compete with, and not solicit from, the Company and its direct or indirect subsidiaries. As consideration for the non-compete agreement, the Company agreed to pay Mr. Griffin $1.5 million payable in 60 equal monthly installments beginning with the month of October 2014 and ending with the month of September 2019. In addition, Mr. Griffin agreed to provide certain consulting services to the Company and its affiliates, and the Company agreed to pay $1.0 million for such services, half of which was paid and recognized as compensation expense in October 2014 and the other half of which will be paid and recognized as compensation expense if certain conditions relating to the provision of services are met. The liability of $0.8 million and $1.0 million as of December 31, 2016 and 2015, respectively, which represents the present value of the future payments to be made under the agreement, is included within other accrued liabilities and other liabilities within the condensed consolidated balance sheet and bears interest at the Company’s weighted average cost of capital.

On September 19, 2016, Michael Testman resigned from his position as the Chief Financial Officer of the Company. On October 21, 2016, the Company entered into a separation, restrictive covenants and consulting agreement with Mr. Testman, which is effective as of September 19, 2016 (the “Separation Agreement”). Pursuant to the Separation

Agreement, the Company agreed to pay Mr. Testman $480,000, less applicable deductions and withholdings, payable in 24 equal monthly installments, beginning with the month of October 2016 and ending with the month of September 2018. As consideration thereof, Mr. Testman released the Company (together with its affiliates, the “JC Companies”) from any known or unknown claims, and agreed not to compete with, and not to solicit from, the JC Companies for a period ending on September 19, 2018. In addition, Mr. Testman agreed to provide certain consulting services to the Company and its affiliates, and the Company agreed to pay $120,000 for such services, payable in 12 equal monthly payments, beginning with the month of October 2016 and ending with the month of September 2017. The liability of $0.4 million as of December 31, 2016, which represents the present value of the future payments to be made under the agreement, is included within other accrued liabilities and other liabilities within the condensed consolidated balance sheet and bears interest at the Company’s weighted average cost of capital.

Environmental

The Company’s operations are subject to various federal, state, and local laws, regulations, and requirements that govern environmental and health and safety matters, including regulated materials management; the generation, handling, storage, transportation, treatment, and disposal of regulated wastes or substances; the storage and handling of fuel and lubricants; and the discharge of pollutants to the environment; and those that impose liability for and require investigation and remediation of releases or threats of releases of regulated substances, including at third‑party owned off‑site disposal sites, as well as laws and regulations that regulate workplace safety.

At several locations, the Company’s operations involved the handling of bulk quantities of fuel, which could leak or be spilled from handling and storage activities. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company maintains regular, ongoing testing or monitoring programs for underground storage tank (“UST”) facilities. The Company believes that the UST facilities are in compliance with current environmental standards and that it will not be required to incur substantial costs to bring the UST facilities into compliance. The Company believes that its operations are in compliance with transportation requirements and environmental and health and safety regulatory requirements. The USTs are required to have leak detection systems and the Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect. During the year ended December 31, 2015, the Company ceased purchasing and handling bulk quantities of fuel.

The Company is also subject to environmental remediation liability. Under federal and state laws, the Company may be liable for the cost of investigation or remediation of contamination or damages as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by the Company’s facilities or properties, or as a result of its current or past operations, including facilities to which the Company has shipped wastes for disposal, recycling or treatment, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. These laws, such as the Federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act and the Resource Conservation and Recovery Act, typically impose liability and cleanup responsibility without regard to fault or whether the owner or operator knew of or caused the release or threatened release.

Prior to the Allied Acquisition, the Company removed all of its previously existing USTs. The Allied Acquisition included certain properties where USTs were present which were removed during the year ended December 31, 2016 in compliance with applicable regulations. Prior to the removal of the USTs, based upon third-party estimates to remove tanks, the Company recorded a liability of $0.2 million as of December 31, 2015.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company utilizes the best available information in measuring fair value. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents, accounts receivable and payables approximate fair value due to their liquid and short term nature. The estimated fair value of the 2020 Notes outstanding at December 31, 2016 and December 31, 2015 was approximately $162.2 million and $370.6 million, respectively. The estimated fair value of the remaining outstanding debt (including the unsecured debt and outstanding balances on the Credit Facility, MSD Term Loan and Solus Term Loan) was approximately $193.2 million and $142.2 million at December 31, 2016 and December 31, 2015, respectively. The fair value is estimated by comparing interest rates to debt with similar terms and maturities, except for at December 31, 2016 the fair value of the 2020 Notes was based on quoted prices in markets that are not active, which represents a Level 2 input in the fair value hierarchy.

NOTE 11: RELATED PARTY TRANSACTIONS

On October 28, 2016, the Company and JCEI entered into a loan whereby the Company loaned approximately $24.0 million of the net proceeds from the Solus Term Loan to JCEI to use as the cash consideration for the public exchange offer and the private exchange described below. The loan bears interest at an annual rate of 1.5% payable-in-kind beginning 121 days after October 28, 2016 and has a maturity date of June 17, 2019. Any proceeds from the loan that are not used in the exchange offer or the private exchange will be repaid to the Company.

On November 1, 2016, JCEI commenced an unregistered offer to exchange (the “Public Exchange Offer”) up to $80,450,000 of JCEI Notes for (i) cash and (ii) warrants to purchase shares of Class B Common Stock of JCEI, par value $0.0001 per share (the “Class B Common Stock”), that are each exercisable into one share of Class B Common Stock (the “Exchange Warrants”). In the Public Exchange Offer, for each $1,000 of principal amount of JCEI Notes exchanged, the tendering holder received (i) $125 in cash (or $135 in cash if such holder tendered prior to the early tender deadline), and (ii) 3.5783 warrants to purchase shares of JCEI’s Class B Common Stock. $34.3 million aggregate principal amount of JCEI Notes were tendered in the Public Exchange Offer. The aggregate consideration transferred for the tendered JCEI Notes through the Public Exchange Offer was $4.4 million of cash and 122,608 Exchange Warrants.

Concurrent with the commencement of the Public Exchange Offer, JCEI entered into a note purchase agreement (the “Note Purchase Agreement”) with certain holders, including the T. Michael Riggs Irrevocable Trust of 2014 (Delaware) (the “Riggs Family Trust”), of the JCEI Notes (the “Private Exchange Noteholders”) that beneficially own approximately 51.9% of the JCEI Notes (the “Private Exchange”), or $96.9 million aggregate principal amount of JCEI Notes. Pursuant to the Note Purchase Agreement, the Private Exchange Noteholders agreed not to participate in the Public Exchange Offer and to exchange 100% of their JCEI Notes in a private exchange transaction which occurred concurrently with the closing of the Public Exchange Offer. As consideration for the exchange of their JCEI Notes, concurrently with the closing of the Public Exchange Offer, the Private Exchange Noteholders received (i) cash in the amount of $135 per $1,000 of JCEI Notes exchanged, which the aggregate amount of approximately $13.1 million was placed into escrow for the benefit of the Private Exchange Noteholders concurrently with the execution of the Note Purchase Agreement, and (ii) their pro rata portion of 346,804 Exchange Warrants. In addition, because the Public Exchange Offer was not fully subscribed, the Private Exchange Noteholders also received their pro rata portion of an additional amount of cash equal to the total amount of cash offered in the Public Exchange Offer less the cash used in the Public Exchange Offer. The aggregate consideration transferred for the JCEI Notes tendered through the Private Exchange was $19.6 million of cash and 346,804 Exchange Warrants.

Each Exchange Warrant entitles the holder, subject to certain conditions, to purchase one share of JCEI Class B Common Stock at an exercise price of $0.01 per share, subject to adjustment under certain circumstances. The warrants are freely transferable and may be exercised starting on April 26, 2017, and at any time for 10 years after, expiring on April 26, 2017, if not previously exercised.

The exchange transactions resulted in (i) the retirement of $34.3 million aggregate principal amount of JCEI Notes through the Public Exchange, and (ii) the retirement of $96.9 million aggregate principal amount of the JCEI Notes through the Private Exchange, resulting in a total of $131.1 million of JCEI Notes being retired during 2016, and (iii) the issuance of 469,412 Exchange Warrants. The Company recognized a troubled debt restructuring gain on extinguishment of $95.4 million related to the exchanged notes during the year ended December 31, 2016.

In connection with the Private Exchange, Mr. Riggs also entered into an agreement with the Private Exchange Noteholders, other than the Riggs Family Trust, pursuant to which Mr. Riggs has agreed to purchase 100% of the Exchange Warrants issued to such Private Exchange Noteholders in the Private Exchange at a total purchase price equal to (i) a base amount equal to $300 per $1,000 of their JCEI Notes exchanged in the Private Exchange less (ii) the cash consideration received by such Private Exchange Noteholders in the Private Exchange. The purchase price may be paid in installments through December 31, 2017, subject to increases in the base amount up to a maximum of 340 per $1,000 of JCEI Notes over the period. The Company is not a party to or obligated under the agreement between Mr. Riggs and such Private Exchange Noteholders. The consideration owed by Mr. Riggs for the purchase of the Exchange Warrants held by the Private Exchange Noteholders (excluding the Riggs Family Trust) in this transaction was $8,703,169, with $2,038,133 outstanding as of December 31, 2016.

During the year ended December 31, 2015, the Riggs Family Trust purchased $7.0 million in aggregate principal amount of the JCEI Notes from several different third-party note holders at a price of $900 per $1,000 in principal aggregate amount of notes. JCHC was not a party to these transactions.

On March 19, 2015, the Company entered into an intercompany promissory note agreement with JCEI in the principal amount of $1.5 million. The proceeds from the intercompany note were used for general corporate purposes. The intercompany note had a maturity date of September 30, 2015 and bore interest at the rate of 8.0% per annum. All outstanding principal and interest was paid on August 14, 2015 with no prepayment penalty.

The Company’s subsidiary, JCL, has also engaged Eve Merchant LLC (“Eve Merchant”) as a non-exclusive advisor in connection with certain operations of the company, including, without limitation, making J.J. Schickel available to provide certain services as JCL’s chairman, vice chairman, chief executive officer or president, as applicable. Under this agreement, Eve Merchant receives a non-refundable retainer of $12,667 per month. J.J. Schickel is the founder and 100% owner of Eve Merchant. Under this agreement Eve Merchant received payments of $0.1 million during the year ended December 31, 2016, and $0.2 million during the years ended December 31, 2015 and 2014.

On July 2, 2014, the Company loaned a director $0.3 million, which he used to pay the exercise price for options to purchase 5,265 of Class B Common Stock. The loan bore interest at a rate of 0.40% per annum. The loan was paid back in full, plus interest, with part of the proceeds received from the dividend payment made by JCEI on July 9, 2014.

On September 29, 2014, the Riggs Family Trust purchased 43,880 shares of JCEI’s Class A Voting Common Stock and 5,485 shares of JCEI’s Class B Non-Voting Common Stock from Robert Griffin, the Company’s former Chief Executive Officer, at a price of $48.00 per share. Mr. Riggs is the co-trustee, the co-investment advisor, and the sole voting trustee of the Riggs Family Trust, and is the Company’s President and Chief Executive Officer and the beneficial owner, together with certain affiliates, of a majority of the Company’s voting common stock. The Riggs Family Trust was formed in July 2014 and holds a significant majority of the shares owned by the Riggs family.

On October 2, 2014, Samuel Torrence, Kirk Ferguson, J.J. Schickel, and Gerry Czarnecki each purchased 1,000 shares of JCEI’s Class A Voting Common Stock and 1,000 shares of the JCEI’s Class B Non-Voting Common Stock from the Riggs Family Trust at a price of $48.00 per share.

In connection with the Allied Acquisition on December 27, 2013, the Company entered into a backstop financing commitment with MSD Credit Opportunity Fund L.P. (“MSD”), a holder of the Company’s Class B common stock, which expired upon consummation of the Allied Acquisition. The Company paid MSD cash fees of $5.0 million and issued a warrant to purchase 26,433 shares of the Company’s Class B common stock and a put right for 44,520 Class B common shares held by MSD, with the warrant and the put having an initial combined fair value of $1.4  million. On September 17, 2014, the put option expired unexercised. See Note 6 for additional information regarding the warrants.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	2016	2015	2014
Interest paid	$48,359	$44,134	$38,271
Taxes paid, net of refunds	510	58	299
Pension adjustments	59	(26)	1,035

NOTE 13: SEGMENT REPORTING

The Company had two reportable segments at December 31, 2016, 2015 and 2014: Transport and Logistics. The Company’s reportable segments are based on information used by its Chief Executive Officer in his capacity as chief operating decision maker to determine allocation of resources and assess performance. Both segments are separately managed and management fees and other corporate services are charged to the segments based on the direct benefits received or as a percentage of revenues. The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements.

Transport Segment. The Transport segment provides automotive transportation services to OEMs of automobiles and light trucks in the U.S. and Canada. Specific services include (i) transportation of new vehicles from OEM assembly centers, vehicle distribution centers and port sites to dealers or other intermediate destinations, in connection with which the Company collects fuel surcharges; and (ii) certain asset‑light services such as rail car loading and gate releasing services at OEM assembly centers and related new vehicle inspection services. The average length of haul is approximately 170 miles, though lengths of haul range from less than a mile up to approximately 2,400 miles. The consolidated entities that comprise the Transport segment are Jack Cooper Transport Company, Inc., and its wholly owned subsidiaries, and Jack Cooper Transport Canada, Inc., and its wholly owned subsidiaries.

Logistics Segment. The Logistics segment engages in the global asset‑light automotive supply chain for new and used finished vehicles and includes: (i) brokerage of transportation of used vehicles, including vehicles sold through an automotive auction process and (ii) services within the growing remarketed vehicle sector in which our customers are typically OEM remarketing departments, automotive auction companies and logistics brokers, including brokering of the international shipment of cars and trucks from various ports in the U.S. to various international destinations; and inspection and title storage services for pre-owned and off-lease vehicles; and supply chain management services as well as rail and yard management and port processing. Customers contract through AES to ship vehicles and equipment using space purchased on third-party vessels. Other items shipped include heavy construction equipment, farm equipment and commercial trucking vehicles.

The consolidated entities that comprise the Logistics segment are:

•	Jack Cooper Logistics, LLC (“JCL”), which was established on November 9, 2010 and began operations during the second quarter of 2011.
•	AES which was acquired by JCL on June 10, 2011.
•	Axis Logistics Services, Inc., a wholly owned subsidiary of JCL, which was established as a result of the Allied Acquisition on December 27, 2013.
•	Jack Cooper CT Services, Inc., a wholly owned subsidiary of JCL, which was established as a result of the Allied Acquisition on December 27, 2013.
•	Jack Cooper Rail & Shuttle, Inc., a wholly-owned subsidiary of JCL, which was formed in connection with the Allied Acquisition.
•	CarPilot, Inc., which was formed in April 2016.
•	Five Mexican operating companies comprising Axis Mexico, which were acquired in the Allied Acquisition and are wholly-owned subsidiaries of JCL.

The following table provides information on the two segments as of and for the years ended December 31, 2016, 2015 and 2014:

	2016
(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Sales to external customers	$606,438	$61,411	$667,849	$—	$667,849
Operating income (loss)	12,390	2,675	15,065	(1,765)	13,300
Capital expenditures	19,877	753	20,630	24	20,654
Total assets	254,192	21,847	276,039	3,073	279,112

	2015
(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Sales to external customers	$666,681	$61,908	$728,589	$—	$728,589
Operating loss	(284)	(13,215)	(13,499)	(1,553)	(15,052)
Capital expenditures	30,609	549	31,158	29	31,187
Total assets	268,242	23,543	291,785	3,184	294,969

	2014
(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Sales to external customers	$718,731	$64,549	$783,280	$—	$783,280
Operating income (loss)	(15,327)	2	(15,325)	(912)	(16,237)
Capital expenditures	20,405	37	20,442	377	20,819
Total assets	$292,906	$40,382	$333,288	$3,394	$336,682

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each segment including allocation of general corporate management oversight costs.

Sales to external customers by service are presented below:

(in thousands)	2016	2015	2014
Transport segment sales to external customers
Transportation of vehicles	$521,244	$571,110	$598,156
Fuel surcharges	20,868	39,615	73,941
Yard management services	64,326	55,956	46,634
Total Transport segment sales to external customers	$606,438	$666,681	$718,731

Logistics segment sales to external customers
Used vehicles transportation brokering	$21,051	$19,641	$20,505
International shipment brokering	20,039	23,934	29,336
Vehicle inspection, title storage and other services	20,321	18,333	14,708
Total Logistics segment sales to external customers	$61,411	$61,908	$64,549

Geographic financial information is presented below:

(in thousands)	2016	2015	2014
Operating revenues
United States	$620,368	$657,962	$690,469
Canada	43,767	66,165	88,667
Other foreign operations	3,714	4,462	4,144
Total operating revenues	$667,849	$728,589	$783,280

Property and equipment, net
United States	$105,170	$126,769	$140,290
Canada	5,758	12,193	20,457
Other foreign operations	99	148	226
Total property and equipment, net	$111,027	$139,110	$160,973

Revenues are attributed to the respective countries based on the terminal that provides the service. Substantially all of the Company’s revenues and receivables are generated from the automotive industry.

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the Company’s unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	2016
(in thousands)	March 31	June 30	September 30	December 31
Operating Revenues	$175,771	$169,189	$163,176	$159,713

Operating Expenses
Compensation and benefits	90,691	86,415	84,597	80,101
Fuel	12,818	13,270	12,631	13,479
Depreciation and amortization	12,904	12,547	12,136	11,690
Repairs and maintenance	13,580	12,373	12,240	11,789
Other operating	30,920	25,824	25,983	24,803
Selling, general and administrative	12,825	11,072	11,727	16,747
Loss on sale of property and equipment	659	769	130	(171)
Total operating expenses	174,397	162,270	159,444	158,438

Operating Income	1,374	6,919	3,732	1,275

Other expense	8,732	11,395	12,120	13,518
Loss Before Income Taxes	(7,358)	(4,476)	(8,388)	(12,243)
Provision for Income Taxes	255	183	166	205
Net Loss	(7,613)	(4,659)	(8,554)	(12,448)
Other Comprehensive Income (Loss), Net of Tax
Amortization of actuarial pension gain (loss)	21	25	13	(118)
Foreign currency translation gain (loss)	(1,991)	—	272	503
Comprehensive Loss	$(9,583)	$(4,634)	$(8,269)	$(12,063)

	2015
(in thousands)	March 31	June 30	September 30	December 31
Operating Revenues	$157,883	$198,293	$187,985	$184,428

Operating Expenses
Compensation and benefits	84,839	95,335	93,266	100,029
Fuel	16,847	19,069	16,172	15,708
Depreciation and amortization	12,696	12,826	12,563	12,856
Repairs and maintenance	11,618	14,055	14,223	14,499
Other operating	27,431	33,117	32,897	29,540
Selling, general and administrative	15,392	14,008	13,343	13,534
Loss on sale of property and equipment	612	689	430	695
Goodwill and intangible asset impairment(1)	—	15,352	—	—
Total operating expenses	169,435	204,451	182,894	186,861

Operating Income (Loss)	(11,552)	(6,158)	5,091	(2,433)

Other expense	13,025	10,745	14,932	15,133
Loss Before Income Taxes	(24,577)	(16,903)	(9,841)	(17,566)
Provision for Income Taxes	268	395	79	287
Net Loss	(24,845)	(17,298)	(9,920)	(17,853)
Other Comprehensive Income (Loss), Net of Tax
Amortization of actuarial pension gain (loss)	23	(26)	30	(1)
Foreign currency translation gain (loss)	1,024	(375)	1,226	639
Gain (loss) on marketable securities held-for-sale	(15)	15	—	—
Comprehensive Loss	$(23,813)	$(17,684)	$(8,664)	$(17,215)

(1)

The second quarter includes an impairment charge to goodwill of $14.2 million and to intangible assets of $1.2 million related to AES. The charge is a result of reduced rates of growth of sales, profit, and cash flow and revised expectations for future performance that are below the Company’s previous projections, largely as a result of increased price competition and weak export demand for vehicles to Nigeria, a major market within which AES operates.

NOTE 15: CONDENSED CONSOLIDATING SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Year Ended December 31, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Income (Loss):	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$634,413	$48,196	$(14,760)	$667,849
Operating Expenses
Compensation and benefits	—	320,278	21,526	—	341,804
Fuel	—	47,284	4,914	—	52,198
Depreciation and amortization	239	43,481	5,557	—	49,277
Repairs and maintenance	—	44,522	5,460	—	49,982
Other operating	2	106,559	13,907	(12,938)	107,530
Selling, general and administrative expenses	1,524	49,239	3,430	(1,822)	52,371
Loss on disposal of property and equipment	—	928	459	—	1,387
Total operating expenses	1,765	612,291	55,253	(14,760)	654,549
Operating Income (Loss)	(1,765)	22,122	(7,057)	—	13,300

Other Expense (Income)
Interest expense (income), net	46,701	(443)	359	—	46,617
Other, net	—	310	(1,162)	—	(852)
Equity in loss (income) of consolidated subsidiaries	(15,192)	6,218	—	8,974	—
Income (Loss) Before Income Taxes	(33,274)	16,037	(6,254)	(8,974)	(32,465)
Provision (Benefit) for Income Taxes	—	845	(36)	—	809
Net Income (Loss)	(33,274)	15,192	(6,218)	(8,974)	(33,274)
Equity in other comprehensive loss of consolidated subsidiaries	(1,275)	(1,216)	—	2,491	—
Other comprehensive loss, net of tax	—	(59)	(1,216)	—	(1,275)
Comprehensive Income (Loss)	$(34,549)	$13,917	$(7,434)	$(6,483)	$(34,549)

	Year Ended December 31, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Loss:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$673,657	$70,625	$(15,693)	$728,589
Operating Expenses
Compensation and benefits	—	339,423	34,046	—	373,469
Fuel	—	59,380	8,416	—	67,796
Depreciation and amortization	235	44,245	6,461	—	50,941
Repairs and maintenance	—	46,527	7,868	—	54,395
Other operating	—	117,551	17,304	(11,870)	122,985
Selling, general and administrative expenses	1,315	53,108	5,628	(3,774)	56,277
Loss on disposal of property and equipment	—	2,042	384	—	2,426
Goodwill and intangible asset impairment	—	15,352	—	—	15,352
Total operating expenses	1,550	677,628	80,107	(15,644)	743,641
Operating Loss	(1,550)	(3,971)	(9,482)	(49)	(15,052)

Other Expense (Income)
Interest expense (income), net	46,974	(505)	443	—	46,912
Other, net	—	(106)	7,078	(49)	6,923
Equity in loss of consolidated subsidiaries	21,392	16,891	—	(38,283)	—
Loss Before Income Taxes	(69,916)	(20,251)	(17,003)	38,283	(68,887)
Provision for Income Taxes	—	1,141	(112)	—	1,029
Net Loss	(69,916)	(21,392)	(16,891)	38,283	(69,916)
Equity in other comprehensive income of consolidated subsidiaries	2,540	2,514	—	(5,054)	—
Other comprehensive income, net of tax	—	26	2,514	—	2,540
Comprehensive Loss	$(67,376)	$(18,852)	$(14,377)	$33,229	$(67,376)

	As of December 31, 2016
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$14,199	$3,735	$—	$17,934
Accounts receivable, net of allowance	—	45,466	—	(325)	45,141
Prepaid expenses	184	15,529	591	—	16,304
Assets held for sale	—	71	55	—	126
Total current assets	184	75,265	4,381	(325)	79,505
Restricted cash	—	120	—	—	120
Investment in affiliates	(27,857)	(18,390)	—	46,247	—
Property and equipment, net	2,885	102,285	5,857	—	111,027
Goodwill	—	30,980	1,058	—	32,038
Intangibles, net	—	25,827	517	—	26,344
Deposits and other assets	572	29,123	383	—	30,078
Intercompany receivables	222,832	84,026	—	(306,858)	—
Total assets	$198,616	$329,236	$12,196	$(260,936)	$279,112

Liabilities and Stockholders' Equity
Current Liabilities
Credit Facility	$71,039	$—	$—	$—	$71,039
Current maturities of long-term debt	56	1,849	—	—	1,905
Accounts payable	60	21,577	1,167	(38)	22,766
Accrued wages and vacation payable	—	15,760	2,362	(255)	17,867
Other accrued liabilities	4,686	12,472	864	—	18,022
Total current liabilities	75,841	51,658	4,393	(293)	131,599
Other liabilities	—	6,836	679	—	7,515
Long-term debt, less current maturities	472,628	5,056	—	—	477,684
Pension liability	—	2,198	—	—	2,198
Deferred income taxes	—	9,908	61	—	9,969
Intercompany payables	—	281,437	25,453	(306,890)	—
Total liabilities	548,469	357,093	30,586	(307,183)	628,965
Stockholders' Deficit
Total stockholders' deficit	(349,853)	(27,857)	(18,390)	46,247	(349,853)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$198,616	$329,236	$12,196	$(260,936)	$279,112

	As of December 31, 2015
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$2,789	$(218)	$2,571
Accounts receivable, net of allowance	—	45,619	3,929	(466)	49,082
Prepaid expenses	81	19,181	1,213	—	20,475
Assets held for sale	—	1,885	62	—	1,947
Total current assets	81	66,685	7,993	(684)	74,075
Restricted cash	—	120	—	—	120
Investment in affiliates	(46,869)	(16,043)	—	62,912	—
Property and equipment, net	3,100	123,669	12,341	—	139,110
Goodwill	—	30,980	1,268	—	32,248
Intangibles, net	—	27,764	840	—	28,604
Deposits and other assets	951	19,429	426	—	20,806
Deferred tax assets	—	—	6	—	6
Intercompany receivables	240,042	68,800	—	(308,842)	—
Total assets	$197,305	$321,404	$22,874	$(246,614)	$294,969

Liabilities and Stockholders' Equity
Current Liabilities
Credit Facility	$50,636	$—	$—	$—	$50,636
Current maturities of long-term debt	53	3,457	—	—	3,510
Accounts payable	5	33,358	1,729	(622)	34,470
Accrued wages and vacation payable	—	16,118	3,002	—	19,120
Other accrued liabilities	7,383	16,957	2,343	—	26,683
Total current liabilities	58,077	69,890	7,074	(622)	134,419
Other liabilities	—	3,106	403	—	3,509
Long-term debt, less current maturities	432,659	6,447	—	—	439,106
Pension liability	—	1,855	—	—	1,855
Deferred income taxes	—	9,511	—	—	9,511
Intercompany payables	—	277,464	31,440	(308,904)	—
Total liabilities	490,736	368,273	38,917	(309,526)	588,400
Stockholders' Deficit
Total stockholders' deficit	(293,431)	(46,869)	(16,043)	62,912	(293,431)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$197,305	$321,404	$22,874	$(246,614)	$294,969

	Year Ended December 31, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(35,375)	$29,701	$9,181	$218	$3,725
Investing Activities
Proceeds from sale of property and equipment	—	2,682	164	—	2,846
Purchases of property and equipment	(24)	(18,417)	(2,213)	—	(20,654)
Intercompany receivables	—	—	(5,911)	5,911	—
Net cash used in investing activities	(24)	(15,735)	(7,960)	5,911	(17,808)
Financing Activities
Borrowings under Credit Facility	155,062	—	—	—	155,062
Payments on revolving Credit Facility	(134,659)	—	—	—	(134,659)
Principal payments on long-term debt and other liabilities	(53)	(5,678)	—	—	(5,731)
Issuance of note receivable from parent	(24,000)	—	—	—	(24,000)
Deferred financing costs	(1,951)	—	—	—	(1,951)
Proceeds from issuance of Solus Term Loan	41,000	—	—	—	41,000
Intercompany payables	—	5,911	—	(5,911)	—
Net cash provided by financing activities	35,399	233	—	(5,911)	29,721
Effect of exchange rates on cash	—	—	(275)	—	(275)
Increase in Cash and Cash Equivalents	—	14,199	946	218	15,363
Cash and Cash Equivalents, Beginning of Period	—	—	2,789	(218)	2,571
Cash and Cash Equivalents, End of Period	$—	$14,199	$3,735	$—	$17,934

	Year Ended December 31, 2015
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(34,646)	$20,673	$12,608	$1,496	$131
Investing Activities
Proceeds from sale of marketable securities held-for-sale	—	170	—	—	170
Proceeds from sale of property and equipment	—	609	144	—	753
Purchases of property and equipment	(29)	(29,783)	(1,375)	—	(31,187)
Intercompany receivables	—	—	(15,624)	15,624	—
Net cash used in investing activities	(29)	(29,004)	(16,855)	15,624	(30,264)
Financing Activities
Borrowings under Credit Facility	205,706	—	—	—	205,706
Payments on revolving Credit Facility	(227,739)	—	—	—	(227,739)
Principal payments on long-term debt and other liabilities	(1,549)	(7,293)	—	—	(8,842)
Deferred financing costs	(2,618)	—	—	—	(2,618)
Proceeds from issuance of Term Loan	59,375	—	—	—	59,375
Proceeds from issuance of intercompany note	1,500	—	—	—	1,500
Intercompany payables	—	15,624	—	(15,624)	—
Net cash provided by financing activities	34,675	8,331	—	(15,624)	27,382
Effect of exchange rates on cash	—	—	(1,778)	—	(1,778)
Increase (Decrease) in Cash and Cash Equivalents	—	—	(6,025)	1,496	(4,529)
Cash and Cash Equivalents, Beginning of Period	—	—	8,814	(1,714)	7,100
Cash and Cash Equivalents, End of Period	$—	$—	$2,789	$(218)	$2,571

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include either a report on management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for new reporting companies or an attestation report of the Company’s registered public accounting firm due to an exemption established by rules of the SEC for non-accelerated filers.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors, which we refer to as our Board, consists of ten members—Mrs. Amico (Executive Chairperson), Messrs. Riggs, Haulotte, Schickel, Ferguson, Torrence, McHugh, Testman, and Czarnecki and Mrs. Brandon.

Each director serves a term of one year until the next annual meeting of stockholders and until a successor is elected and qualified, or until his or her earlier death, resignation or removal. We do not have any equity listed on a securities exchange and, therefore, are not required to comply with any independence requirements imposed by the exchanges. However, our Board has concluded that Messrs. McHugh, Torrence and Czarnecki are independent directors as defined under the independence standards of Section 301 of the Sarbanes-Oxley Act and those set forth in Rule 10A‑3 of the Exchange Act. In addition, we believe that Mr. Czarnecki would qualify as an audit committee “financial expert” under the requirements of the SEC.

Set forth below are the names, ages and positions of our directors and executive officers of JCHC:

Name	Age	Position
Sarah Amico	37	Executive Chairperson of the Board of Directors
T. Michael Riggs	62	Director and Chief Executive Officer, President and Treasurer
Kyle A. Haulotte (1)	47	Chief Financial Officer, Director
Theo A. Ciupitu	41	Executive Vice President, Secretary, and General Counsel
Katie G. Helton	35	Executive Vice President, Assistant Secretary and Associate General Counsel
J.J. Schickel	47	Director
Kirk Ferguson	48	Director
Samuel Torrence	66	Director
J. Kevin McHugh	63	Director
Michael S. Testman (2)	53	Director
Edrienne Brandon	41	Director
Gerry Czarnecki	76	Director

(1)	Mr. Haulotte was appointed the Chief Financial Officer of the Company effective as of September 19, 2016.
(2)	Mr. Testman resigned as Chief Financial Officer effective as of September 19, 2016.

Biographical Information

The following is a summary of certain biographical information concerning our executive officers and our directors.

Sarah Amico has been a member of our Board of Directors since June 2011 and has served as Executive Chairperson since November 2014. Mrs. Amico served as the Board of Director’s inaugural Nominating and Corporate Governance Committee Chairperson, and she continues to serve as a member of the committee. Mrs. Amico also chairs the Mergers & Acquisitions Group. Mrs. Amico previously worked as the Head of Strategic Planning at APA Talent and Literary Agency in Beverly Hills, where she also launched and led the company’s Entertainment Marketing & Brand Integration Department. During this time, she secured multi‑party agreements amongst top content creators, marquis talent, large content distributors and leading brands. Mrs. Amico specialized in licensing agreements, branded entertainment, equity compensation deals and multi‑platform promotions. Prior to joining APA, Mrs. Amico worked at the William Morris Agency in both Beverly Hills and New York, starting in the agency’s famed Mailroom trainee program. She worked in the Motion Picture, Film Finance and Corporate Consulting departments before joining the launch team of WMA’s The Mailroom Fund—a seed capital fund raised in partnership with AT&T, Venrock and Accel Partners. During her time in the entertainment industry, Mrs. Amico worked on initiatives for some of the world’s largest and most recognizable brands, including General Motors, Time Inc., Starbucks, Reader’s Digest, Amtrak, OPI, Harry & David, the Kardashians, and Virgin America Airlines. Mrs. Amico has been a featured speaker for Wells Fargo’s Transportation CEO conference, the Wells Fargo Women in Capital Markets program, and the Harvard Business School’s “Dynamic Women in Business

Conference.” Mrs. Amico received her BA in Politics manga cum laude from Washington & Lee University and her MBA from the Harvard Business School. Mrs. Amico has significant expertise in marketing, and brings deep general business experience to our Board.

T. Michael Riggs has served as a member of the Board of Directors, President and Treasurer since January 2010, and our Chief Executive Officer since August 2014. Mr. Riggs is the largest stakeholder, controlling over 70% of our outstanding voting securities. He has over 20 years of experience in the trucking industry, and another 20 years prior executive experience in manufacturing companies. Mr. Riggs is a member of the Executive Committee of the American Trucking Association, and is Chairman of the Auto Carriers Conference. In 2013, Ernst & Young awarded Mr. Riggs the Ernst & Young Entrepreneur of the Year for the Midwest Region. He was also awarded the Global Outstanding Achievement Award by Automotive Supply Chain Magazine. He received a B.S. in Business from the General Motors Institute (now Kettering University) and an MBA from Harvard Business School. He and his wife of 28 years have three daughters and six grandchildren. Mr. Riggs brings significant leadership to the Board, particularly with respect to automotive and trucking industries.

Kyle A. Haulotte has been our Executive Vice President and Chief Financial Officer since September 2016 and a member of our Board of Directors since September 2016. Prior to becoming the Chief Financial Officer, Mr. Haulotte was the Company's Senior Vice President and Chief Accounting Officer from May 2015 to September 2016. In this role, Mr. Haulotte was responsible for the Company's financial reporting, corporate accounting, shared services, treasury and internal control and tax compliance, and had significant influence over the organization's financial planning and analysis functions. From August 2011 to May 2015, Mr. Haulotte served as the Company's Vice President of Accounting and SEC Reporting where he led the Company's accounting, reporting, payroll and treasury functions. Mr. Haulotte was a key leader within several private debt placements and acquisitions. Prior to joining Jack Cooper, Mr. Haulotte worked from 2002-2011 for AMC Entertainment Inc. ("AMC"), a leading North American theatrical exhibition company. During his tenure at AMC, Mr. Haulotte held progressive positions of leadership, first as its Financial Reporting Manager from 2002-2004 and next as its Director of Reporting and Control from 2004-2011. While at AMC Mr. Haulotte led the company's fraud prevention, internal audit and internal control functions and early on was responsible for preparation of the company's financial statements and its external reporting under the Securities Act of 1934. Mr. Haulotte participated in private debt placements and public registration statements under the Securities Act of 1933. Mr. Haulotte also participated in several acquisitions, assisting with the accounting and compliance aspects of the acquisition integrations. Prior to joining AMC, Mr. Haulotte worked for Arthur Andersen from 1997-2002 within the firm's assurance department where he led certain audit engagements for both public and private companies within the transportation, manufacturing, insurance and real estate industries. Mr. Haulotte graduated Summa Cum Laude in 1997 from Missouri State University with a BS in Accounting. Mr. Haulotte is a member of the American Institute of CPAs, Missouri Society of CPAs, Association of Certified Fraud Examiners and Institute of Internal Auditors.

Theo A. Ciupitu has been our Executive Vice President, Secretary or Assistant Secretary, and General Counsel since July 2010. Prior to joining us, Mr. Ciupitu was a corporate attorney in private practice, representing public and private companies and private equity and venture capital firms in, among other things, mergers and acquisitions, leveraged buyouts, divestitures, tax free reorganizations, private and public offerings, debt and equity financing transactions, and outsourcing, licensing, and general commercial transactions. From July 2006 to June 2010, Mr. Ciupitu was an attorney in the Corporate and Securities Department of Womble Carlyle Sandridge & Rice, PLLC. Prior to July 2006, Mr. Ciupitu was an attorney in the Corporate Services Department of McGuireWoods LLP. Mr. Ciupitu graduated summa cum laude from Florida State University in 1998 and earned his law degree from the University of Texas School of Law in 2001.

Katie Helton is the Executive Vice President, Assistant Secretary and Associate General Counsel for the Company. She joined the Company in 2009 and since then has focused on employment and labor issues, as well as litigation management. From 2007 to 2009, she worked as a Staff Attorney for the Atlanta Legal Aid Society, helping low income clients with a variety of legal issues including family law, landlord‑tenant disputes, bankruptcy, Fair Debt Collection Act, and employment law matters. She has also served in a leadership role with the Employment and Labor Law Committee of the Association of Corporate Counsel as a Policy Subcommittee Chair. Mrs. Helton graduated magna cum laude with a Bachelor of Arts from St. Olaf College in Northfield, Minnesota. Subsequently, she obtained her Juris Doctorate degree from Washington University in St. Louis, Missouri. While at Washington University, she was a member of the Global Studies Law Review and volunteered as a Court Appointed Special Advocate for children in the local foster care system.

John Jacob Schickel has been a member of our Board of Directors since July 2010. Mr. Schickel is the co‑founder of EVE Partners, LLC, a boutique merchant bank focused exclusively on the transportation and logistics industry. Prior to co‑founding EVE Partners, LLC, from July 1999 to November 2002, Mr. Schickel served as Chief Financial Officer and Chief Operating Officer of ATC Logistics, Inc. (“ATC”), a privately‑held conglomerate with numerous businesses serving the automotive industry supply chain. At ATC, Mr. Schickel executed a bottom‑up operational restructuring that resulted in a 325% increase in operating cash flow. Mr. Schickel also completed numerous debt financings, acquisitions, divestitures and a private equity placement to support the growth of Americas Management and Logistics Inc., ATC’s international port processing division, which sold for $430 million in 2007. Mr. Schickel is a member of the NACD and currently serves as a board member for P&S Transportation. He has also served as a board member for Access USA Shipping Inc., ATT Worldwide, United Vision Logistics, BAM Worldwide, Francis Drilling Fluids and for Americas Management and Logistics, Inc. Mr. Schickel received undergraduate and graduate degrees in accounting from the University of Florida. Mr. Schickel’s background includes deep experience in the automotive supply chain industry and logistics business, including advising on over 100 corporate finance and acquisition transactions, enabling him to assist the company as a director in understanding our customers’ needs and in pursuing our acquisition growth strategy and the related financings.

Kirk Ferguson has been a member of our Board of Directors since July 2010. Mr. Ferguson is a Managing Director and founding member of Sachem Head Capital Management, a capital management group based out of New York City. Prior to joining Sachem Head in 2012, Mr. Ferguson was a Managing Director of Stonehouse Capital Partners, a private investment firm formed in 2005, focused on structured equity and debt investments in middle market companies. Prior to founding Stonehouse, Mr. Ferguson was a partner of American Industrial Partners, a private equity firm focused on investments in companies with potential for value creation from operational and financial restructuring initiatives. Mr. Ferguson currently serves or previously served on the Board of Directors of a number of private companies, including several transportation or automotive‑related companies: Erickson Air‑Crane, JHT and Stanadyne Automotive. Mr. Ferguson also has been a management consultant with Monitor Company. Mr. Ferguson is a graduate of Stanford University and earned his MBA from Harvard Business School. Mr. Ferguson brings significant investment and management experience to our Board, particularly in the automotive and trucking industry. In combination with his prior experience as a director and/or owner of numerous businesses, he brings significant expertise in business strategy formulation and execution.

Samuel Torrence has been a member of our Board of Directors since May 2011. Mr. Torrence retired on July 1, 2008 as President and Chief Operating Officer of Just Born, Inc. (“Just Born”), a privately owned confectionary candy manufacturer distributing its products nationally and in over 50 countries worldwide. Prior to Just Born, Mr. Torrence was Executive Vice President of Mack Trucks, Inc. (“Mack”). At Mack, Mr. Torrence’s responsibilities included parts warehousing and distribution, quality and administration (human resources, labor relations, health and welfare, training and development). Mr. Torrence was also chief spokesman for national union negotiations with the United Auto Workers during his tenure with Mack. Mr. Torrence was active in the integration and consolidation of Mack with Volvo Trucks North America after Mack’s purchase by Volvo in 2001. From 1985 until his appointment at Mack, Mr. Torrence was Executive Vice President of Human Resources and Total Quality Management for Bridgestone USA. For a period of time, he also oversaw the purchasing and warehouse & distribution functions. He was active in Bridgestone’s acquisition of Firestone in 1989, and subsequent integration and consolidation. Mr. Torrence was chief spokesman for national negotiations with the United Rubber Workers during his tenure at Bridgestone. He began his career with General Motors Corporation in 1969. Mr. Torrence previously served as an adjunct professor at DeSales University, instructing undergraduate business, strategic planning and MBA courses. Graduating from General Motors Institute (now Kettering University), Mr. Torrence went on to earn a Juris Doctor degree and is licensed to practice law (now retired) in Ohio. In 2015, Mr. Torrence was selected as an outstanding director by the Atlanta Business Chronicle and the Atlanta Chapter of the NACD. Mr. Torrence is an NACD Governance Fellow and brings significant leadership to the Board, particularly with respect to the automotive and trucking industries.

J. Kevin McHugh has been a member of our Board of Directors since August 2011 and is the chair of our compensation committee. Mr. McHugh is currently the President of JKM Management Development, a leadership development and executive coaching firm he founded in 1990. He has worked with thousands of CEOs and executive teams around the world to increase leadership effectiveness. Mr. McHugh helps executives increase organization performance by developing leadership competencies that build emotional self‑awareness, and open interpersonal communication to allow executives to skillfully manage conflict, and address unspoken tensions in the C‑Suite. Mr. McHugh is an internationally known and respected education resource for the Young Presidents’ Organization

(“YPO”), a global organization of Presidents and CEOs with more than 15,000 members. He is a former member of the organization and is a regular speaker and facilitator at YPO’s Global Leadership Conference. This annual event assembles more than 3,000 Presidents and CEOs from around the world to learn how to lead other CEOs at local chapter levels. Prior to starting JKM Management Development, Mr. McHugh performed in a variety of executive sales and marketing positions in closely held corporations and served for six years as the President and CEO of a regional capital goods distribution company. As an entrepreneur, Mr. McHugh also founded and operated a chain of retail candle stores from 1994 to 2003. Mr. McHugh holds a BS in Marketing from St. Joseph’s University and has received extensive post‑graduate education in personality assessment, leadership development and executive coaching. He is certified in numerous behavioral assessment methodologies. Mr. McHugh brings his deep experience in management and leadership development to the Board.

Michael S. Testman has been a member of our Board of Directors since July 2010 and was our Chief Financial Officer from April 2010 to September 2016. Prior to joining us, from October 2008 to April 2010, Mr. Testman served as Chief Executive Officer and a director of JHT upon JHT’s emergence from Chapter 11 reorganization. Mr. Testman also served on the board of directors of Mexicana Logistics, a subsidiary of JHT, from October 2008 to April 2010, and served as President of ATC Leasing, Inc., a subsidiary of JHT, from February 2005 to October 2008. JHT’s revenues ranged from $230 million to $550 million during Mr. Testman’s employment. Mr. Testman is a graduate of Missouri Southern State University. Mr. Testman brings significant management and financial expertise to the Board.

Edrienne Brandon joined the Board in August 2014 and is the chair of our nominating/corporate governance committee. Mrs. Brandon is a co‑founder and chief executive officer for Ablaze Ventures, a firm that provides entrepreneurs with value‑added capital and resources to maximize their potential. From May 2009 to April 2015, Mrs. Brandon worked at Volcano Corporation, a $390 million public medical device company, where she was responsible for commercial marketing and product management for the company’s coronary imaging business. During the last fifteen years, she has led close to twenty commercial launches as well as directed activities in corporate strategy, brand management, product development, commercial marketing, investor relations and operations. Mrs. Brandon has worked for global leaders such as Procter & Gamble, Ophthonix, GlaxoSmithKline, Phillips, Volcano Corporation and GreatCall/Jitterbug as well as start-up companies. Mrs. Brandon started her career as a management consultant for Ernst & Young. Her board service has included the Duke University Trinity Board of Visitors, the Duke Board of Trustees Committee on Institutional Advancement, Harvard Business School Admissions, The Family Tree, and City Heights Prep School. Mrs. Brandon earned her MBA from Harvard Business School, and her BA from Duke University, where she was a two‑term Class President, Commencement Speaker, and Griffith University Service Award recipient. Mrs. Brandon brings her significant experience in marketing, external relations and general management to the Board.

Gerry Czarnecki joined the Board of Directors in August 2014 and is the chair of our audit committee. Mr. Czarnecki has served since 1994 as the Chairman and Chief Executive Officer and the principal stockholder of The Deltennium Group, Inc., which has interests in a range of principal investments, as well as a broad consulting practice that helps organizations achieve peak performance through effective leadership, focused strategy, effective organization and sound financial management. He is a member of the board of directors of State Farm Insurance Company and Chairman of the Audit Committee; member of the board of directors of State Farm Bank and State Farm Fire & Casualty; Chairman of the board of directors of MAM Software Group, Inc.; and member of the board of directors of JA Worldwide, Inc. and Chairman of the compensation committee. Prior to forming The Deltennium Group, Mr. Czarnecki was President of UNC Incorporated, a diversified aerospace and aviation company engaged in manufacturing, after‑market services and military outsourcing services, the Senior Vice President of Human Resources and Administration of IBM Corporation, and held a number of executive positions in the retail banking and consumer financial services industry. Mr. Czarnecki holds a BS in Economics from Temple University, an MA in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki has broad experience as an executive and a consultant, and brings that expertise to the Board.

Family Relationships

Sarah Amico, our Executive Chairperson, is the daughter of T. Michael Riggs, a member of our board of directors and our Chief Executive Officer, President and Treasurer. Katie G. Helton, our Executive Vice President, Assistant Secretary and Associate General Counsel is the daughter of T. Michael Riggs and the sister of Sarah Amico. Otherwise, there are no family relationships among any of our directors or executive officers.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. Our Board understands that there is no single, generally accepted approach to providing board leadership and recognizes that, depending on the circumstances, other leadership models might be appropriate. Accordingly, the Board periodically reviews its leadership structure. Our board leadership structure currently consists of Sarah Amico, who is an employee of JCHC and serves as our Executive Chairperson, and T. Michael Riggs, who is a member of our Board and our Chief Executive Officer. The Board believes that this is the most appropriate structure based on our Chairperson’s significant marketing and business experience and on our Chief Executive Officer’s extensive experience and in‑depth knowledge of the Company and the industry, and the Board believes that this structure will provide a clear, well‑defined focus for the chain of command to execute the Company’s business plans and strategic initiatives. Additionally, Mr. Torrence has served as our lead director since November 2013, and brings significant leadership to the Board, particularly with respect to the automotive and trucking industries.

One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly, with support from its standing committees; our audit committee, our compensation committee and our nominating/corporate governance committee, each of which addresses risks specific to its area of oversight. In particular, our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk‑taking. Our nominating/corporate governance committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability‑creating conduct.

Committees of the Board of Directors

Nominating/Corporate Governance Committee. Our nominating/corporate governance committee is comprised of three directors: Mrs. Brandon (Chair), Mrs. Amico and Messrs. Torrence. The nominating/corporate governance committee’s primary functions are to: (1) identify and recommend to the Board individuals qualified to become directors and (2) take a leadership role in shaping the corporate governance of the Company and overseeing the evaluation of the Board and management.

Compensation Committee. Our compensation committee is comprised of four directors: Messrs. McHugh (Chair), Schickel and Ferguson and Mrs. Brandon. The compensation committee’s primary functions are to: (1) provide assistance and recommendations to the Board relating to the compensation (both cash and equity) and the philosophies, plans, policies and programs for the Company’s employees, officers and directors; (2) oversee preparation of reports on compensation and related matters to be included in any reports filed with or furnished to the SEC and (3) review and make recommendations to the Board regarding the Company’s dividend policy.

Audit Committee. Our audit committee is comprised of four directors: Messrs. Czarnecki (Chair), McHugh, Torrence and Schickel. Our audit committee, pursuant to its written charter, among other matters, oversees: (1) the financial reporting process, including the integrity of our financial statements and systems of internal controls regarding finance, accounting, legal compliance and ethics; (2) compliance with legal and regulatory requirements regarding finance; (3) the qualifications and independence of our independent auditors; (4) management of our financial risk; and (5) the performance of our internal audit function and independent auditors. Duties of the audit committee also include the following:

•	retains and terminates, determines compensation of and oversees the work of independent auditors selected to audit our financial statements or to perform related work;
•	reviews the scope of the proposed annual audit for the current year and audit procedures to be applied and generally oversees the auditing process;
•	reviews the methodology and effectiveness of our internal control procedures;

•	resolves identified material weaknesses and reportable conditions in internal controls;
•	reviews and submits to the Board for approval updates to the audit committee’s charter and activities on an annual basis;
•	investigates any matter brought to its attention within the scope of its authority and responsibility;
•	has sole authority to review and give prior approval for any non‑audit services to be performed by the independent auditors, consistent with rules and regulations of the SEC; and
•

reviews and discusses with management and the independent auditors our policies with respect to risk assessment and risk management and any significant risk exposures to which our business is subject, and assesses the steps management has taken to monitor and control such risks.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the Board or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company, other than Kirk Ferguson, who was as of December 31, 2016 an employee solely for the purposes of the provision of health care, and John Jacob Schickel, who was previously a consultant of JCL.

Code of Business Conduct and Ethics

On June 7, 2016, we adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer, and the Company believes that the Board adequately monitors the activities of management to ensure that its executive officers maintain proper ethical standards. A copy of our Code of Business Conduct will be provided upon request to our investor relations department at ir@jackcooper.com.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on its review and discussions with management, the compensation committee has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended December 31, 2016.

COMPENSATION COMMITTEE

Kevin McHugh (Chair)

Kirk Ferguson

J.J. Schickel

Edrienne Brandon

March 22, 2017

ITEM 11: EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers (“NEOs”).

Our NEOs for 2016 were:

Name	Title
Sarah Amico	Executive Chairperson of the Board of Directors
T. Michael Riggs	Former Chairman, Chief Executive Officer, President and Treasurer
Kyle A. Haulotte (1)	Chief Financial Officer
Mike S. Testman (2)	Former Chief Financial Officer
Theo Ciupitu	Executive Vice President, Secretary, and General Counsel
Katie Helton	Executive Vice President, Assistant Secretary and Assistant General Counsel

(1)	Mr. Haulotte was appointed the Chief Financial Officer of the Company effective as of September 19, 2016.
(2)	Mr. Testman resigned as Chief Financial Officer effective as of September 19, 2016.

Compensation Philosophy. Prior to the establishment of the compensation committee of the Board in February 2014, the Board of Directors had the responsibility for administering and overseeing all elements of our executive compensation program. The compensation committee of the Board has adopted a broad philosophy for the manner in which Company executives are compensated. The goal of the Company’s executive compensation program is to attract, motivate, and retain executive officers who are critical to the Company’s success, while holding them accountable for their own and for the Company’s performance. The compensation committee of the Board has evaluated and will continue to evaluate the need for revisions to our executive compensation program to ensure our program is competitive with the companies with which we compete for superior executive talent. As part of this process, consideration is given to the competitiveness of the elements of compensation packages we offer to our executives.

Our executive compensation program consists of base salary and an annual discretionary cash incentive opportunity as well as customary benefits and limited perquisites.

Base salaries were initially set in each executive’s employment agreement, as more fully described below. On a yearly basis, the compensation committee of the Board considers whether to adjust the salary component of overall compensation in light of the overall compensation package for each executive and how the balance of the components for an individual matches the overall compensation philosophy. In determining cash compensation levels for executives, the compensation committee of the Board considers the qualifications of the executive, the current needs and expected future needs of the Company, the competitive opportunities for individuals with similar executive skill sets and experience and the expected budget.

In addition to base salary, a significant component of the compensation package for our NEOs consists of a discretionary cash bonus tied to the success of the Company, pursuant to the terms of each named executive officer’s employment agreement. Prior to 2015, each NEO’s employment agreement provided for a bonus payment as a percentage of salary upon the Company’s achievement of certain specified percentages of adjusted, projected consolidated EBITDA (“EBITDA Target”). At the beginning of the fiscal year, the Board would set an EBITDA Target (which could be the same or different for each NEO) that was difficult to achieve but was in line with the Board’s expectations for growth. Beginning in 2015, each NEO’s employment agreement provides for an annual, performance-based, discretionary bonus of up to fifty percent (50%) of their then current base salary as determined by the Board of Directors of the Company (or its compensation committee) in its sole and absolute discretion. See “—2016 Compensation” for a further discussion. Each NEO also has the opportunity to receive an additional bonus in the discretion of the Board.

Finally, we believe it is important for executives to have incentives that are aligned with our stockholders. Under the JCEI Indenture, all of the Company’s equity securities must be held by JCEI. Therefore, from time to time, the Board of JCEI will award equity in JCEI to certain executives in recognition of exemplary performance at JCHC or upon the commencement of an executive’s employment with JCHC. These equity awards generally consist of non-voting stock or options to purchase non-voting stock.

2016 Compensation. The following table sets forth each NEO’s base salary for 2016. We have entered into employment agreements with all of our NEOs. These employment agreements with our NEOs are more fully described under “—Employment Agreements,’’ below.

Name	2016 Base Salary
Sarah Amico (1)	$425,000
T. Michael Riggs	$650,000
Kyle A. Haulotte	$400,000
Mike S. Testman (2)	$400,000
Theo Ciupitu	$330,000
Katie Helton	$125,000

(1)	Mrs. Amico’s annual base salary was increased from $200,000 to $425,000 on September 1, 2016.
(2)	Mr. Testman resigned as Chief Financial Officer effective as of September 19, 2016.

Pursuant to the employee agreements entered into with certain of our NEOs, as discussed in further detail below, during 2016, each NEO is eligible to receive an annual, performance-based, discretionary bonus of up to fifty percent (50%) of their then current base salary as determined by the Board of Directors of the Company (or its compensation committee) in its sole and absolute discretion. We did not pay bonuses to any of our NEOs for fiscal year 2016 as the Company did not achieve the budget metrics established by the Board.

Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to our NEOs during the three years ended December 31, 2016:

				All Other(7)
		Salary	Bonus	Compensation	Total
Name	Year	($)	($)	($)	($)
Sarah Amico(1)	2016	274,350	—	16,351	290,701
Executive Chairperson	2015	200,000	—	101	200,101
of the Board of Directors

T. Michael Riggs(2)	2016	650,000	—	28,365	678,365
Former Chairman, Chief Executive	2015	650,000	—	28,448	678,448
Officer, President & Treasurer	2014	700,000	850,000	26,133	1,576,133

Kyle A. Haulotte(3)	2016	293,750	—	21,103	314,853
Chief Financial Officer

Michael S. Testman(4)	2016	300,000	—	114,512	414,512
Former Chief Financial Officer	2015	400,000	—	15,515	415,515
	2014	418,500	513,000	4,081	935,581

Theo Ciupitu(5)	2016	330,000	—	7,901	337,901
Executive Vice President,	2015	330,000	—	7,901	337,901
Secretary and General Counsel	2014	346,500	397,000	6,101	749,601

Katie Helton(6)	2016	125,000	—	12,101	137,101
Executive Vice President, Assistant	2015	125,000	62,500	12,121	199,621
Secretary and Assistant General Counsel

(1)	Mrs. Amico became the Executive Chairperson of the Company on November 20, 2014. Mrs. Amico’s annual base salary was increased from $200,000 to $425,000 on September 1, 2016.

(2)

Mr. Riggs annual base salary was reduced from $750,000 to $650,000 on July 1, 2014. In 2014, discretionary incentives related to the Allied Acquisition integration were approved by the compensation committee and paid to Mr. Riggs.

(3)	Mr. Haulotte was appointed the Chief Financial Officer of the Company effective as of September 19, 2016.
(4)

Mr. Testman’s base salary was increased from $363,000 to $400,000 on February 1, 2014. In 2014, discretionary incentives related to the Allied Acquisition integration were approved by the compensation committee and paid to Mr. Testman. Mr. Testman resigned as Chief Financial Officer effective as of September 19, 2016. The Company agreed with Mr. Testman to a separation, restrictive covenants and consulting agreement effective as of September 19, 2016. The $480,000 separation and restrictive covenants agreement is payable over a period from October 2016 through September 2018. The $120,000 consulting agreement is payable over a period from October 2016 through September 2017.

(5)

Mr. Ciupitu’s annual base salary was increased from $297,000 to $330,000 on February 1, 2014. In 2014, discretionary incentives related to the Allied Acquisition integration were approved by the compensation committee and paid to Mr. Ciupitu.

(6)	Mrs. Helton became an executive officer of the Company effective November 23, 2015.
(7)

All Other Compensation is comprised of the cost attributable to the personal use of Company vehicles and the associated taxes thereon paid by the Company for the benefit of each executive. For Mr. Riggs, this amount also includes $18,540 for life insurance policy premiums. For Mr. Testman, this amount also includes payments for the two agreements discussed above as well as $13,000 of board fees for the fourth quarter of 2016.

Outstanding equity awards at 2016 fiscal year-end. The following table provides information on the current holdings of equity of certain beneficial owners and management. This table includes unexercised and unvested options and warrants. Each equity grant is shown separately for each individual.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Kyle A. Haulotte	3,160	2,106	48.00	11/14/2023

(1)  Unvested and unexercisable stock options. Effective vesting dates are noted below, subject to the individual’s continued employment with the Company through the vesting date.

Name	Option Shares Vesting	Grant Date	Vesting Date	Exercise Price
Kyle A. Haulotte	1,053	11/14/2013	11/14/2017	48.00
	1,053	11/14/2013	11/14/2018	48.00

Employment Agreements with Named Executive Officers

In connection with the continued employment of each of Mr. Riggs as CEO and Mr. Ciupitu as General Counsel and Executive Vice President, JCHC entered into an employment agreement with each executive, which were executed on December 1, 2014 in the case of Mr. Riggs and November 17, 2014 in the case of Mr. Ciupitu, and which were effective as of January 1, 2015. The agreements with Messrs. Riggs and Ciupitu replaced their agreements that expired on December 31, 2014. Further, the Company entered into an employment agreement with Mrs. Helton, effective January 15, 2015, replacing her expired agreement.

On November 20, 2014, the Board of Directors of JCHC appointed Sarah Amico as the Executive Chairperson of the Company. In connection with this appointment, on December 1, 2014, JCHC entered into an employment agreement with Mrs. Amico.

Pursuant to the employment agreements, JCHC will pay Mr. Riggs an initial yearly base salary of $650,000, Mr. Ciupitu an initial yearly base salary of $330,000, Mrs. Amico an initial yearly base salary of $200,000 and Mrs. Helton an initial yearly base salary of $125,000. Each executive’s initial yearly base salary is subject to periodic increases: in the case of Mr. Riggs and Mrs. Amico, as determined by the Board of Directors of JCHC or the compensation committee, and in the case of Mr. Ciupitu and Mrs. Helton, as determined by the Chairman, the CEO or the Board of Directors of JCHC. Effective September 1, 2016, the compensation committee approved a base salary increase for Mrs. Amico from $200,000 to $425,000.

Each executive’s employment agreement continues unless terminated pursuant to its terms. Each executive will have the opportunity to receive an annual, performance-based, discretionary bonus of up to fifty percent (50%) of his or her then current base salary, as determined by the Board of Directors of JCHC, the compensation committee, the Chairman or the CEO, as may be applicable. Furthermore, each executive has the opportunity to receive additional discretionary bonuses: in the case of Mr. Riggs and Mrs. Amico, as determined by the Board of Directors of JCHC or the compensation committee, and in the case of Mr. Ciupitu and Mrs. Helton as determined by the Chairman, CEO or the Board of Directors of JCHC, in his or its sole discretion. Each executive will be entitled to participate in JCHC’s benefit programs and will be reimbursed for certain business expenses. JCHC will also provide each executive with a car allowance of $650 per month, with the exception of Mrs. Helton who receives $500 per month. If JCHC terminates an executive without cause within five (5) years of the effective date of the letter agreement, JCHC will be required to pay that executive the salary, bonuses and benefits that he or she is owed through the last day of actual employment, plus a severance payment equal to his or her initial base salary for either eighteen (18) months following termination or until the fifth (5th) anniversary of the effective date of the letter agreement, whichever is earlier, with the exception of Mr. Haulotte whose severance payment is equal to the greater of $400,000 or the then current annual base salary, with no consideration of the fifth (5th) anniversary of the effective date of the letter agreement to determine an amount. The payment of severance is contingent on the executive’s execution of an irrevocable separation agreement and general release of claims. No severance is due upon JCHC’s termination of an executive for cause, or upon the executive’s resignation.

Each executive’s employment agreement includes non-solicitation provisions, pursuant to which the executive has agreed, during the term of his employment and for two (2) years after his or her termination, not to solicit any business from the customers of the Company or any of its affiliates (the “JC Companies”), with whom he or she had material contact during his or her employment with any JC Company. Further, the executive’s agreement includes an agreement, during the term of employment and for two (2) years thereafter, not to solicit, divert, hire, or attempt to solicit, divert or hire employees of any JC Company, and non-competition provisions pursuant to which he or she has agreed not to own, manage, operate, join, control, be employed by or with, or participate in any manner with a competing business in any geographic areas where he or she was undertaking duties or responsibilities for a JC Company within two (2) years prior to termination, where doing so will require the executive to offer or provide products or services of the type conducted, authorized, offered or provided by any JC Company within two (2) years prior to termination. Each executive has also agreed to hold all confidential information in the strictest confidence during the term of his or her employment and for three (3) years following his or her termination, that any inventions during his or her employment with any JC Company shall be the sole and exclusive property of JCHC, and has granted JCHC a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, and fully paid-up license and rights to all intellectual property which the executive owns or has an interest in and uses, provides, or incorporates into any goods, services, systems, or operations of any JC Company.

Potential Payments upon Termination or Change in Control

As discussed above, if JCHC terminates an executive without cause within five (5) years of the effective date of the letter agreement, JCHC will be required to pay that executive the salary, bonuses and benefits that he or she is owed through the last day of actual employment, plus a severance payment equal to his or her initial base salary for either eighteen (18) months following termination or until the fifth (5th) anniversary of the effective date of the letter agreement, whichever is earlier, with the exception of Mr. Haulotte whose severance payment is equal to the greater of $400,000 or the then current annual base salary, with no consideration of the fifth (5th) anniversary of the effective date of the letter agreement to determine an amount. The payment of severance is contingent on the executive’s execution of an irrevocable separation agreement and general release of claims. No severance is due upon JCHC’s termination of an executive for cause, or upon the executive’s resignation. There are no separate payments triggered upon a “change in control”, and a “change in control” termination is treated the same as any other termination.

For the purposes of our employment agreement with our NEOs, “cause” means: (i) a breach of the letter agreement, which breach is not cured by the NEO within thirty (30) days following the date that the Company provides written notice to the NEO of such breach and the circumstances of such breach is reviewed with the NEO by the Chairman, the General Counsel, and a human resources representative of the Company; (ii) the NEO’s gross negligence, gross misconduct, fraud, or dishonesty in connection with his or her performance of his or her duties, as determined by the Board of Directors of the Company in its reasonable and good faith judgment; (iii) the conviction of the NEO for a felony or crime involving moral turpitude; (iv) the commission of a willful act by the NEO causing harm to the Company or any other JC Company which harm, when capable of cure, is not cured within thirty (30) days following the date the Company provides notice thereof; (v) the NEO’s willful refusal to follow the lawful directives of the Board of Directors of the Company consistent with his or her job title; or (vi) the NEOs failure to follow any policies or procedures of the Company following the date the Company provides written notice of such failure.

The following table sets forth the payments that would have been owed to our NEOs, if their employment had ended on December 31, 2016:

					By the
					Company for
					Cause or by the
			By the	By the	Company
		Upon Death or	Company	Executive for	Without Good
		Disability	Without Cause	Good Reason	Reason
Name	Benefit	$	$	$	$
Sarah Amico	Cash Payments	—	637,500	—	—
	Benefits	—	—	—	—

T. Michael Riggs	Cash Payments	—	975,000	—	—
	Benefits	—	—	—	—

Kyle A. Haulotte	Cash Payments	—	400,000	—	—
	Benefits	—	—	—	—

Theo Ciupitu	Cash Payments	—	495,000	—	—
	Benefits	—	—	—	—

Katie Helton	Cash Payments	—	187,500	—	—
	Benefits	—	—	—	—

Director Compensation

On September 1, 2014, our Board established a new compensation program for our directors. Pursuant to this compensation program, the compensation for all of our directors who are not executive officers will continue to be set at $1,000 per week, and effective as of October 1, 2014, the compensation for our lead director, Mr. Torrence, was set at $1,200 per week.

Pursuant to the compensation program, the audit committee chairman is paid an annual retainer of $25,000 and the other audit committee members are paid an annual retainer of $12,500, the compensation committee chairman is paid an annual retainer of $17,500 and the other compensation committee members are paid an annual retainer of $8,750, and the nominating/corporate governance committee chairman is paid an annual retainer of $10,000 and the other governance committee members are paid an annual retainer of $5,000. All of the retainers are paid quarterly in advance. We also reimburse our non‑employee directors for reasonable out‑of‑pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in‑person at board and committee meetings.

The following table presents information relating to total compensation of the directors for the fiscal year ended December 31, 2016. Information with respect to the compensation of Messrs. Riggs and Testman and Mrs. Amico as executive officers of the Company is included above in the “Summary Compensation Table”; they do not receive compensation for their service as directors.

	Fees Earned or
Name	Paid in Cash	Total
Edrienne Brandon	$70,750	$70,750
Gerry Czarnecki	77,000	77,000
J. Kevin McHugh	82,000	82,000
James Chapman (1)	42,750	42,750
J.J. Schickel	73,250	73,250
Michael Testman (2)	13,000	13,000
Kirk Ferguson	60,750	60,750
Sam Torrence	79,900	79,900

(1)	Mr. Chapman resigned from the Board of Directors of the Company effective August 19, 2016.
(2)

Mr. Testman resigned as Chief Financial Officer effective as of September 19, 2016 and thereafter was eligible to receive director compensation, as he continues to serve as a member of the Board of Directors of the Company.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2016, each of Messrs. Riggs, Testman, and Haulotte, and Mrs. Amico,  participated in deliberations of our Board concerning executive officer compensation and each served as an executive officer of the Company. Mr. Testman resigned as Chief Financial Officer of the Company effective as of September 19, 2016, and Mr. Haulotte was appointed the Chief Financial Officer effective as of September 19, 2016. None of our executive officers serves, or in the past has served, as a member of the compensation committee of the Board, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company, other than Mr. Ferguson, who is currently an employee solely for the purposes of the provision of health care, and Mr. Schickel, who was previously an employee of JCL.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management. All of the Company’s outstanding common stock is owned by JCEI. The following table sets forth certain information at February 1, 2017 about the beneficial ownership of the voting Class A Common Stock of JCEI by: (i) each of our directors; (ii) each of our named executive officers; and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the beneficial owners of voting Class A Common Stock of JCEI listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them:

	Beneficial Ownership
	Number of		Shares the Person has	Total
	Class A Shares		Right to Acquire on	Beneficial	Percent of
Name of Beneficial Owner	as of 2/1/17		or Prior to 4/2/17	Ownership (1)	Class
T. Michael Riggs	632,260	(2)	—	632,260	78.95%
Sam Torrence	1,000		—	1,000	*	%
Kirk Ferguson	1,000		—	1,000	*	%
J.J. Schickel	1,000		—	1,000	*	%
Gerry Czarnecki	1,000		—	1,000	*	%
Kyle A. Haulotte	—		—	—	*	%
Michael S. Testman	—		—	—	*	%
Sarah Amico	—		—	—	*	%
Theo Ciupitu	—		—	—	*
Edrienne Brandon	—		—	—	*
J. Kevin McHugh	—		—	—	*
Directors & Executive Officers as a Group	636,260		—	636,260	79.45%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of that person, shares of our common stock subject to options or warrants held by that person are currently exercisable or exercisable within 60 days of February 1, 2017 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities.

(2)

All 632,260 shares of Class A Common stock are owned by the T. Michael Riggs Irrevocable Trust of 2014, of which Theresa Lynn Riggs and Janet Brown serve as co-trustees. Mr. Riggs has sole voting and dispositive power with respect to shares owned by such trust.

*Denotes less than 1% beneficial ownership.

The following table sets forth certain information at February 1, 2017 about the beneficial ownership of non-voting Class B Common Stock of JCEI by: (i) each of our directors; (ii) each of our named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the beneficial owners of our non-voting

Class B Common Stock listed below have sole investment power with respect to all shares shown as beneficially owned by them:

	Beneficial Ownership
	Number of		Shares the Person has	Total
	Class B Shares		Right to Acquire on	Beneficial	Percent of
Name of Beneficial Owner	as of 2/1/17		or Prior to 4/2/17	Ownership (1)	Class
T. Michael Riggs	116,823	(2)	—	116,823	23.44%
Michael S. Testman	49,365		—	49,365	9.90%
Theo Ciupitu	43,880		—	43,880	8.80%
J.J. Schickel	11,970		—	11,970	2.40%
Kirk Ferguson	11,970		—	11,970	2.40%
J. Kevin McHugh	5,265		3,160	8,425	1.68%
Sam Torrence	3,995		3,160	7,155	1.43%
Kyle A. Haulotte	2,995		3,160	6,155	1.23%
Sarah Amico	3,996	(3)	—	3,996	*
Katie Helton	3,996	(4)	—	3,996	*
Gerry Czarnecki	1,000		—	1,000	*
Edrienne Brandon	—		—	—	—
Directors & Executive Officers as a Group	255,255		9,480	264,735	52.12%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of that person, shares of our common stock subject to options or warrants held by that person are currently exercisable or exercisable within 60 days of February 1, 2017 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities.

(2)

56,442 shares of Class B Common Stock are owned by the T. Michael Riggs Irrevocable Trust of 2014, of which Theresa Lynn Riggs and Janet Brown serve as co-trustees. Mr. Riggs has sole voting and dispositive power with respect to shares owned by such trust. 34,642 shares of Class B Common Stock are owned by TMR Capital, LLC. Mr. Riggs is the sole member and has sole voting power with respect to shares owned by TMR Capital, LLC. 25,739 shares of Class B Common Stock are owned by the TMR Holding Company, LLC. Mr. Riggs is a member of TMR Holding Company, LLC along with the TMR 2014 Family Trust and has sole voting power with respect to shares owned by TMR Holding Company, LLC.

(3)

3,996 shares of Class B Common Stock are owned by SRA Holdings LLC. Mrs. Amico is a member of SRA Holdings LLC along with the SLRA 2014 Family Trust, of which Andrea Amico, Mrs. Amico’s husband, and Veronica Scheurich serve as co-trustees.

(4)

3,996 shares of Class B Common Stock are owned by KRH Holdings LLC. Mrs. Helton is a member of KRH Holdings LLC along with the KGRH 2014 Family Trust, of which Matthew Jon Helton, Mrs. Helton’s husband, and Zach Del Guercio serve as co-trustees.

*Denotes less than 1% beneficial ownership.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2016, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or persons affiliated with them, hold or will have a direct or indirect material interest.

Private Exchange

Concurrent with the commencement of the Public Exchange Offer, JCEI entered into a note purchase agreement with certain holders (including the Riggs Family Trust) of the JCEI Notes that beneficially own approximately 51.9% of the JCEI Notes, or $96.9 million aggregate principal amount of JCEI Notes. Pursuant to the Note Purchase Agreement, the Private Exchange Noteholders agreed not to participate in the Public Exchange Offer and to exchange 100% of their JCEI Notes in a private exchange transaction which occurred concurrently with the closing of the Public Exchange Offer. As consideration for the exchange of their JCEI Notes, concurrently with the closing of the Public Exchange Offer, the Private Exchange Noteholders received (i) cash in the amount of $135 per $1,000 of JCEI Notes exchanged, which the aggregate amount of approximately $13.1 million was placed into escrow for the benefit of the Private Exchange Noteholders concurrently with the execution of the Note Purchase Agreement, and (ii) their pro rata portion of 346,804 Exchange Warrants. In addition, because the Public Exchange Offer was not fully subscribed, the Private Exchange Noteholders also received their pro rata portion of an additional amount of cash equal to the total amount of cash offered in the Public Exchange Offer less the cash used in the Public Exchange Offer. The aggregate consideration transferred for the JCEI Notes tendered through the Private Exchange was $19.6 million of cash and 346,804 Exchange Warrants.

Relationship with Eve Merchant.

Our subsidiary, JCL, has also engaged Eve Merchant as a non-exclusive advisor in connection with certain operations of the company, including, without limitation, making J.J. Schickel available to provide certain services as JCL’s chairman, vice chairman, chief executive officer or president, as applicable. Under this agreement, Eve Merchant receives a non-refundable retainer of $12,667 per month. J.J. Schickel is the founder and 100% owner of Eve Merchant. Under this agreement, Eve Merchant received a payment of $0.1 million during the year ended December 31, 2016.

Employment Agreements.

We have employed, and continue to employ, immediate family members of certain of our directors, such as two of Mr. Rigg’s daughters, Sarah Amico and Katie Helton, Mr. Rigg’s son-in-law and Sarah Amico’s husband, Andrea Amico, and Mrs. Brandon’s husband, Wesley Brandon. Effective September 1, 2016, the compensation committee approved a base salary increase for Mrs. Amico from $200,000 to $425,000 as the Executive Chairperson of the Board. Mrs. Amico continues to work under the other provisions of an employment agreement dated as of December 1, 2014 and effective as of January 1, 2015. As described above, Mrs. Helton receives compensation as the Executive Vice President, Assistant Secretary and Assistant General Counsel under an employment agreement effective as of January 1, 2015. Mr. Amico received compensation as the President of JCL under an employment agreement of approximately $202,700 for the year ended December 31, 2016. Mr. Brandon receives compensation as the Vice President of Corporate Development and Strategy under an employment agreement of $210,000, effective March 3, 2014. Messrs. Amico and Brandon and Mrs. Helton receive health and other benefits customarily provided to similarly situated employees.

Indemnification Agreements. We have entered into indemnification agreements with each of our directors and with certain of our officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence. Please see Item “10—Directors, Executive officers, and Corporate Governance” above for a discussion of the independence of certain of our directors, which information is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors: Audit and Non-Audit Fees. The following table sets forth the fees and expenses billed by KPMG LLP for audit, audit related, tax and all other services during each of the last two fiscal years. As of December 31, 2016, the Audit Committee has the sole right to engage and terminate the Company’s independent auditor, to pre-approve the performance of audit services and permitted non-audit services and to approve all audit and non-audit fees.

(in thousands)	2016	2015
Audit Fees(1)	$623	$820
Audit-Related Fees(2)	285	209
All Other Fees	—	—

(1)

Audit fees include the aggregate fees billed by KPMG LLP for professional services rendered for the audit of our 2016 and 2015 annual consolidated financial statements and the review of our quarterly results.

(2)

Audit-related fees include the aggregate fees billed by KPMG LLP for assurance, due diligence and related services related to the performance of the audit of our 2016 and 2015 consolidated financial statements and not included in audit fees.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included as part of this report:
•	KPMG LLP’s Report on Consolidated Financial Statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.
•	Consolidated Statements of Comprehensive Loss – for the Years Ended December 31, 2016, 2015 and 2014 of Jack Cooper Holding Corp.
•	Consolidated Balance Sheets at December 31, 2016 and 2015.
•	Consolidated Statements of Cash Flows – for the Years ended December 31, 2016, 2015 and 2014 of Jack Cooper Holding Corp.
•	Consolidated Statements of Stockholders’ Deficit – for the Years ended December 31, 2016, 2015 and 2014 of Jack Cooper Holding Corp. Notes to Consolidated Financial Statements.
•	Notes to the Consolidated Financial Statements.
(b)	Consolidated Financial Statement Schedules:

All schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statement or notes thereto.

(c)	Additional exhibits are set forth in the Exhibit Index below.

EXHIBIT LIST

2.1

Agreement and Plan of Merger, by and among Jack Cooper Holdings Corp., Jack Cooper Enterprises, Inc. and JCHC Merger Sub, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Form S-4 (Registration No. 333-210698), filed on April 11, 2016)

3.1

Certificate of Incorporation of Jack Cooper Holdings Corp. dated November 24, 2010 (incorporated by reference to Exhibit 3.1.1 of the Company’s Form S-4 (Registration No. 333-210698), filed on April 11, 2016)

3.2	Bylaws of Jack Cooper Holdings Corp. dated November 29, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Form S-4 (Registration No. 333-210698), filed on April 11, 2016)
3.3	Amendment No. 1 to Bylaws of Jack Cooper Holdings Corp., adopted on October 24, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2016)
4.1.1

Indenture as to 9.25% Senior Secured Notes due 2020 dated June 18, 2013 by and among the Company, the Guarantors listed therein and U.S. Bank National Association, as Trustee and collateral agent (including form of Global Note) (incorporated by reference to Exhibit 4.1.1 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

4.1.2

First Supplemental Indenture dated December 27, 2013 by and among Jack Cooper Holdings Corp., the Guarantors listed therein and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.3 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

4.1.3	Second Supplemental Indenture dated January 7, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)
4.2.1	Registration Rights Agreement dated June 18, 2013 (incorporated by reference to Exhibit 4.2.1 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)
4.2.2

Joinder No. 1 dated December 13, 2013, to the Registration Rights Agreement dated June 18, 2013 by and among the Company, Wells Fargo Securities, LLC and Barclays Capital Inc. (incorporated by reference to Exhibit 4.2.2 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

4.3.1	Registration Rights Agreement dated November 7, 2013 (incorporated by reference to Exhibit 4.4.1 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)
4.3.2

Joinder No. 1 dated December 13, 2013, to the Registration Rights Agreement dated November 7, 2013 by and among the Company, Wells Fargo Securities, LLC and Barclays Capital Inc. (incorporated by reference to Exhibit 4.4.2 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

4.4

Warrant Agreement, dated October 28, 2016, by and among Jack Cooper Enterprises, Inc., Sola LTD, Ultra Master LTD and Solus Opportunities Fund 5 LP. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016)

10.1.1	Amended and Restated Credit Agreement dated June 18, 2013 (incorporated by reference to Exhibit 10.1.1 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)
10.1.2	Amendment Number One to Credit Agreement dated August 6, 2013 (incorporated by reference to Exhibit 10.1.2 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)
10.1.3	Amendment Number Two to Credit Agreement dated September 6, 2013 (incorporated by reference to Exhibit 10.1.3 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)
10.1.4

Amendment Number Three to Amended and Restated Credit Agreement and Amendment Number One to Amended and Restated Security Agreement, dated April 2, 2015 (incorporated by reference to Exhibit 10.1.4 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

+10.2

Letter Agreement regarding Offer of Continued Employment by and between Jack Cooper Holdings Corp. and T. Michael Riggs, dated December 1, 2014 (incorporated by reference to Exhibit 10.9 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

+10.3

Letter Agreement regarding Offer of Continued Employment by and between Jack Cooper Holdings Corp. and Theo A. Ciupitu, dated November 17, 2014 (incorporated by reference to Exhibit 10.11 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

+10.4

Letter Agreement regarding Offer of Continued Employment by and between Jack Cooper Holdings Corp. and Sarah Amico, dated December 1, 2014 (incorporated by reference to Exhibit 10.13 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

+10.5

Letter Agreement regarding Offer of Continued Employment by and between Jack Cooper Holdings Corp. and Katie Helton, dated January 15, 2015 (incorporated by reference to Exhibit 10.12 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

10.6

Credit Agreement by and among Jack Cooper Holdings Corp., the lenders party thereto and MSDC JC Investments, LLC as Agent, dated March 31, 2015 (incorporated by reference to Exhibit 10.8.1 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

10.7

Amendment No. 1 to Credit Agreement, by and among Jack Cooper Holdings Corp, the lenders that are signatories thereto and MSDC JC Investments, LLC, as agent, dated December 23, 2015 (incorporated by reference to Exhibit 10.8.2 of the Company’s Form S-4 (Registration No. 333-210698) filed on April 11, 2016)

+10.8

Offer of Employment between Jack Cooper Holdings Corp. and Kyle Haulotte, dated May 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2016)

+10.9

Amendment No. 1 to Offer of Employment between Jack Cooper Holdings Corp. and Kyle Haulotte, dated October 24, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 27, 2016)

+10.10

Separation, Restrictive Covenants and Consulting Agreement between Jack Cooper Holdings Corp. and Michael Testman, dated October 21, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 27, 2016)

10.11

Credit Agreement, dated October 28, 2016, by and among Jack Cooper Holdings Corp., as borrower, the lenders signatory thereto, as lenders, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016)

10.12

Amendment No. 2 to the Credit Agreement, dated as of October 28, 2016, by and among Jack Cooper Holdings Corp., as borrower, certain subsidiaries of Jack Cooper Holdings Corp., as guarantors, the lenders party thereto, and MSDC JC Investments, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2016)

10.13

Amendment Number Four to Amended and Restated Credit Agreement, dated October 28, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, as agent for the lenders, Jack Cooper Holdings Corp. and certain of its subsidiaries, as borrowers, and the guarantors identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2016)

21.1*	Subsidiaries of the Company
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

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

+Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Kansas City, State of Missouri, on this 22nd day of March 2017.

JACK COOPER HOLDINGS CORP.

By	/s/ T. Michael Riggs
T. Michael Riggs, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securties Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

A.
Signature	Title	Date

/s/ T. Michael Riggs T. Michael Riggs	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2017

/s/ Kyle A. Haulotte Kyle Haulotte	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 22, 2017

/s/ Gerry Czarnecki Gerry Czarnecki	Director	March 22, 2017

/s/ J.J. Schickel J.J. Schickel	Director	March 22, 2017

/s/ Sam Torrence Sam Torrence	Director	March 22, 2017

/s/ J. Kevin McHugh J. Kevin McHugh	Director	March 22, 2017