Form 10-Q
period 2017-03-31
Jack Cooper Holdings Corp.
filed 2017-05-10
CIK 1655780

aF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ☒

(Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻Accelerated filer ◻Non-accelerated filer   ☒   (Do not check if a smaller reporting company) Smaller reporting company ◻

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

As of March 31, 2017, there were outstanding 100 shares of the Registrant’s common stock, all of which were issued to the Registrant’s parent company.



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$161,403	$175,771
Operating Expenses
Compensation and benefits	83,712	90,691
Fuel	14,151	12,818
Depreciation and amortization	9,362	12,904
Repairs and maintenance	11,438	13,580
Other operating	24,423	30,920
Selling, general and administrative expenses	12,680	12,825
Loss on disposal of property and equipment	258	659
Total operating expenses	156,024	174,397
Operating Income	5,379	1,374

Other Expense (Income)
Interest expense, net	12,839	11,538
Other, net	(626)	(2,806)
Total other expenses	12,213	8,732
Loss Before Income Taxes	(6,834)	(7,358)
Provision for Income Taxes	56	255
Net Loss	(6,890)	(7,613)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial pension gain	19	21
Foreign currency translation loss	(327)	(1,991)
Comprehensive Loss	$(7,198)	$(9,583)

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$22,907	$17,934
Accounts receivable, net of allowance	48,534	45,141
Prepaid expenses	17,561	16,304
Assets held for sale	122	126
Total current assets	89,124	79,505
Restricted cash	120	120
Property and equipment, net	106,348	111,027
Goodwill	32,151	32,038
Intangibles, net	25,879	26,344
Deposits and other assets	31,196	30,078
Total assets	$284,818	$279,112

Liabilities and Stockholders' Deficit
Current Liabilities
Credit Facility	$69,764	$71,039
Current maturities of long-term debt	1,726	1,905
Accounts payable	22,572	22,766
Accrued wages and vacation payable	22,164	17,867
Other accrued liabilities	28,452	18,022
Total current liabilities	144,678	131,599
Other liabilities	7,390	7,515
Long-term debt, less current maturities	477,823	477,684
Pension liability	2,195	2,198
Deferred income taxes	10,102	9,969
Total liabilities	642,188	628,965
Stockholders' Deficit
Jack Cooper Holdings Corp. Deficit:
Common stock, $0.0001 par value; 1,000 shares authorized; 100 issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	—	—
Accumulated deficit	(358,069)	(350,860)
Accumulated other comprehensive income	699	1,007
Total stockholders' deficit	(357,370)	(349,853)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$284,818	$279,112

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(6,890)	$(7,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,362	12,904
Deferred financing cost amortization	846	723
Loss on disposal of property and equipment	258	659
Deferred income taxes	133	120
Stock based compensation	(317)	210
Non-cash interest expense (income)	1	(97)
Unrealized foreign exchange gains, net	(579)	(2,767)
Changes in assets and liabilities:
Trade and other receivables	(3,548)	(4,594)
Prepaid expenses	(1,254)	(3,891)
Accounts payable and accrued expenses	14,550	10,507
Other non-current assets	(1,242)	(4,386)
Other non-current liabilities	326	(25)
Net cash provided by operating activities	11,646	1,750
Investing Activities
Proceeds from sale of property and equipment	251	7
Purchases of property and equipment	(4,608)	(6,184)
Net cash used in investing activities	(4,357)	(6,177)
Financing Activities
Borrowings under Credit Facility	—	38,906
Payments on Credit Facility	(1,275)	(31,154)
Principal payments on long-term debt and other liabilities	(989)	(1,936)
Deferred financing costs	(215)	—
Net cash provided by (used in) financing activities	(2,479)	5,816

Effect of exchange rate change on cash	163	121
Increase in Cash, Cash Equivalents and Restricted Cash	4,973	1,510
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	18,054	2,691
Cash, Cash Equivalents and Restricted Cash, End of Period	$23,027	$4,201

Reconciliation of Cash, and Cash Equivalents and Restricted Cash
Cash and cash equivalents, beginning of period	17,934	2,571
Restricted cash, beginning of period	120	120
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$18,054	$2,691

Cash and cash equivalents, end of period	22,907	4,081
Restricted cash, end of period	120	120
Cash, Cash Equivalents and Restricted Cash, End of Period	$23,027	$4,201

See accompanying Notes to Condensed Consolidated Financial Statements

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 1: ACCOUNTING POlicies and basis of presentation

The condensed consolidated financial statements include all the accounts of Jack Cooper Holdings Corp. and its subsidiaries (“we,” the “Company” or “JCHC”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Organization and Business Overview

The Company is a specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics company in North America. The Company provides premium asset-heavy and asset-light based solutions to the global new and previously owned vehicle markets, specializing in finished vehicle transportation and other logistics services for major automotive original equipment manufacturers, fleet ownership companies, remarketers, dealers and auctions. The Company offers a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions, operating through a fleet of 1,995 active rigs and a network of 51 strategically located terminals across North America as of March 31, 2017. The Company believes its scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico, allow it to operate efficiently and deliver superior customer service.

Revenue

The Company primarily earns revenues under multi-year or single-year contracts from the intrastate and interstate transportation of vehicles. Approximately 47%,  34%, and 7% of the Company’s revenues were from its three largest customers, General Motors Company (“GM”), Ford Motor Company (“Ford”), and Toyota Motor Sales, USA, Inc. (“Toyota”), respectively, for the three months ended March 31, 2017, and 45%, 34%, and 13%, respectively, for the three months ended March 31, 2016. These customers also collectively represented approximately 66% of accounts receivable at March 31, 2017 and 64% at December 31, 2016. The allowance for doubtful accounts totaled $1.0 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively.

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

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. As permitted in the standard, this new guidance was early adopted by the Company in the first quarter of 2017. As a result of adopting this standard on January 1, 2017, restricted cash of $0.1 million as of March 31, 2017 and 2016, and restricted cash activity are disclosed separately within the cash flow statement. Restricted cash as of March 31, 2017 and 2016 represented certificates of deposits related to merchant services provided by the Company.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard was adopted by the Company January 1, 2017 and was applied prospectively. Excess tax benefits or deficiencies resulting from the exercise or vesting of awards are included in income tax expense in the reporting period in which they occur. No prior or current period financial or cash flow statements were impacted as a result of this change in accounting policy.

Note 2: Property and equipment

Property and equipment, net were as follows for the periods presented below:

	March 31,	December 31,
(in thousands)	2017	2016
Land	$7,045	$7,045
Carrier revenue equipment	275,516	272,846
Buildings and equipment	39,732	39,007
Leasehold improvements	2,778	2,710
Construction in process	3,336	4,168
	328,407	325,776
Less: accumulated depreciation	222,059	214,749
Property and equipment, net	$106,348	$111,027

The Company performs periodic reviews of the appropriateness of depreciable lives for each category of property and equipment, taking into consideration actual usage, physical wear and tear, and replacement history to determine the remaining life of the asset base. No changes to the remaining useful life of the asset base were made during the three months ended March 31, 2017.

The Company identified certain assets that meet the criteria for assets held for sale classification. The Company had approximately $0.1 million in assets held for sale as of March 31, 2017 and December 31, 2016, on its condensed consolidated balance sheets. These assets primarily consist of tractors and trailers that do not fit the Company’s fleet needs. The Company plans to sell substantially all of the remaining assets during 2017 and, as such, the assets were measured at fair value less cost to sell.

Note 3: LINE OF CREDIT

The Company is party to an Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Capital Finance, LLC, as agent, dated June 18, 2013 (as amended, modified and supplemented, the “Credit Facility”),

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

which provides a revolving line of credit of $100 million, with the amount available to borrow determined by a borrowing base calculation based on accounts receivable and vehicles owned less letters of credit and other offsets. The Credit Facility matures at the earlier of (i) June 18, 2018 or (ii) the date that is 90 days prior to the then extant maturity date of the Term Loan (as defined in Note 4, which is currently October 18, 2018). As of March 31, 2017 and December 31, 2016, there were $69.8 million and $71.0 million, respectively, in outstanding borrowings under the Credit Facility with a weighted average interest rate of 4.01% and 3.81%, respectively. As of March 31, 2017 and December 31, 2016, the Company had available borrowing capacity of $14.5 million and $12.5 million, respectively, without consideration of the maximum revolver threshold disclosed below. Borrowings under the Credit Facility are reflected within current liabilities on the condensed consolidated balance sheets. Debt issuance costs associated with the Credit Facility of $0.5 million as of March 31, 2017, and $0.6 million as of December 31, 2016 are included within deposits and other assets on the condensed consolidated balance sheets.

All borrowings under the Credit Facility bear interest at the Base Rate plus the Base Rate Margin, or at the Company’s option, at the LIBOR Rate plus the LIBOR Rate Margin (in minimum amounts of $1 million, each such term as defined under the Credit Agreement).

The Credit Facility contains customary representations, warranties and covenants including, but not limited to, certain limitations on the Company’s and its subsidiaries’ ability to incur additional debt, guarantee other obligations, create or incur liens on assets, make investments or acquisitions, make certain dispositions of assets, make optional payments or modifications of certain debt instruments, pay dividends or other payments to our equity holders, engage in mergers or consolidations, sell assets, change our line of business and engage in transactions with affiliates. If availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the Company will be required to maintain a fixed charge coverage maintenance ratio of at least 1.10:1.00 for a specified time. If excess availability under the Credit Facility falls below 12.50% of the Maximum Revolver Amount, the lender may automatically sweep funds from the Company’s cash accounts to pay down the revolver. At March 31, 2017 and December 31, 2016, the Company’s availability under the Credit Facility exceeded the specified threshold amounts and accordingly, the Company was not in a financial covenant period.

During the three months ended March 31, 2017, borrowings under the Credit Facility ranged from $69.8 million to $71.1 million. As of March 31, 2017 and December 31, 2016, the Company had $0.3 million in letters of credit outstanding under the Credit Facility. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2017 and December 31, 2016.

Note 4: Long-Term Debt

Solus Term Loan

On October 28, 2016, the Company entered into a new credit agreement for a $41.0 million senior secured term loan facility with Wilmington Trust, National Association, as agent for Solus Alternative Asset Management LP (“Solus”) as the lender thereto (the “Solus Term Loan”). The Solus Term Loan bears interest at a rate per annum equal to 10.5% payable quarterly in arrears. The Solus Term Loan will mature on October 28, 2020, subject to a springing maturity of March 3, 2020 if $20.0 million or more of the 2020 Notes remain outstanding as of such date, as more fully described in the Solus Term Loan credit agreement. The outstanding principal balance recorded within long-term debt on the condensed consolidated balance sheets is net of deferred financing costs and the unamortized discount totaling $3.0 million as of March 31, 2017, and $2.9 million as of December 31, 2016.

The Solus Term Loan is secured by substantially all of the assets of the Company and its domestic subsidiaries on a subordinated basis to the liens securing the Credit Facility and the MSD Term Loan. The Solus Term Loan is secured on a senior basis, with respect to the ABL Collateral (as defined in the indenture governing the 2020 Notes), and on a subordinated basis, with respect to the Notes Collateral (as defined in the indenture governing the 2020 Notes), to the liens securing the 2020 Notes. Approximately $24.0 million of the proceeds from the Solus Term Loan were loaned to JCEI, which was used to fund the cash portion of the consideration for JCHC’s parent company, Jack Cooper Enterprises, Inc. (“JCEI”), note exchanges commenced and completed by JCEI during the fourth quarter of 2016. The Solus Term Loan provides for voluntary prepayments as well as mandatory prepayments in certain circumstances, such

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

as in a change of control or certain asset sales, and is subject to certain prepayment premiums. Further, if the Solus Term Loan is prepaid with the proceeds of a qualified equity raise within one year of entering into the agreement, the Company will pay a premium equal to 5.25% of the aggregate principal amount of the prepayment. The Solus Term Loan also contains customary affirmative and negative covenants and events of default for financings of its type.

MSD Term Loan

On March 31, 2015, the Company entered into a senior secured term loan facility (as amended, the “MSD Term Loan”) in the principal amount of $62.5 million issued at a 4.0% discount with MSDC JC Investments, LLC (“MSDC”), as agent and lender. MSDC is an affiliate of MSD Credit Opportunity Fund, L.P., a Class B stockholder of JCEI, which is the parent company of JCHC. The outstanding principal balance recorded within long-term debt on the condensed consolidated balance sheets is net of the unamortized discount and deferred financing costs totaling $2.3 million as of March 31, 2017, and $2.6 million as of December 31, 2016. The proceeds from the MSD Term Loan were used to pay down outstanding borrowings on the Credit Facility and for general corporate purposes.

Interest on the MSD Term Loan accrues at LIBOR plus 7.0% (10.0% at March 31, 2017), subject to a LIBOR floor of 3.0% per annum. The MSD Term Loan matures on October 18, 2018. The MSD Term Loan also imposes an availability block under the Credit Facility of $6.25 million so long as any indebtedness is outstanding under the MSD Term Loan (or MSDC has any commitment to extend credit resulting in incurrence of such indebtedness). The MSD Term Loan is guaranteed by certain domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries and a pledge of 65% of the outstanding equity of the Company’s first-tier foreign subsidiaries. MSDC’s liens have first priority status on the ABL Collateral (as defined in the indenture governing the 2020 Notes) and second priority status on the Notes Collateral (as defined in the indenture governing the 2020 Notes) to the same extent as the liens of the lenders under the Credit Facility in such assets (as contemplated by the Intercreditor Agreement (as defined in the indenture governing the 2020 Notes)), but are junior to the liens of the lenders under the Credit Facility.

2020 Notes

As of March 31, 2017, the Company had outstanding $375 million principal amount of 9.25% Senior Secured Notes due 2020 (the “2020 Notes”), issued pursuant to an indenture dated June 18, 2013. The outstanding principal balance of the 2020 Notes recorded within long-term debt on the condensed consolidated balance sheets is net of unamortized premium and debt financing costs totaling $1.8 million as of March 31, 2017, and $2.0 million as of December 31, 2016.

Interest on the 2020 Notes, accruing at a rate of 9.25% as of March 31, 2017, is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The indenture governing the 2020 Notes contains certain covenants, including covenants, which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company or the guarantors. The Company was in compliance with all applicable covenants under the indenture governing the 2020 Notes as of March 31, 2017 and December 31, 2016.

NOTE 5: INCOME TAXES

For the three months ended March 31, 2017 and 2016, the Company determined the interim tax expense using an effective tax rate by jurisdiction which was calculated using an estimate of annual earnings and annual tax. The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was (0.7)% and (3.5)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, the Company had $100.7 million and $96.5 million, respectively, recorded for valuation allowances. The Company released an unrecognized tax benefit as a discrete item during the three months ended March 31 2017, resulting in an income tax expense benefit of $0.3 million.

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 6: Commitments and ContingencieS

Letters of Credit

At March 31, 2017 and December 31, 2016, the Company had $0.3 million in outstanding letters of credit to be used as collateral for certain insurance bonds.

Litigation

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

Other Commitments

In December of 2016, we estimated that we had triggered a full pension withdrawal liability of $0.2 million from the Central Pennsylvania Teamsters Defined Benefit Plan and as a result, we had recorded an estimated full pension withdrawal liability of $0.2 million as of March 31, 2017 and December 31, 2016.

In March 2016, the Company received a $0.3 million assessment in connection with triggering a full withdrawal from the Western Conference of Teamsters Pension Trust (the “Western Conference Trust”), which the Company had fully accrued as of December 31, 2015. In January 2017, we received a $0.3 million assessment in connection with triggering a partial withdrawal from the Western Conference Trust related to the 2013 plan year. We had total actual liabilities in the amount of $0.3 million as of March 31, 2017 and $0.5 million as of December 31, 2016 for all Western Conference Trust partial withdrawal liabilities as a result of declines in its contributions to the fund during the periods between 2011 and 2014 and the full withdrawal in 2015.

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

During the three months ended June 30, 2016, the Company estimated it had triggered a full withdrawal liability from the Teamsters of Philadelphia and Vicinity Pension Plan (the “Philadelphia Plan”) due to the closure of one of the Company’s terminals during the second quarter of 2016. The Company recorded a $2.9 million estimate, net of previously recorded estimated partial withdrawal liabilities, for the full withdrawal liability during the three months ended June 30, 2016. The Company recorded total assessed and estimated liabilities of $5.1 million as of March 31, 2017 and $5.3 million as of December 31, 2016 for all withdrawal liabilities from the Philadelphia Plan as a result of declines in its contributions to the fund during the periods since 2009 and the full withdrawal during 2016.

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

The Company utilizes the best available information in measuring fair value.  Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents, accounts receivable and payables approximate fair value due to their liquid and short term nature. The estimated fair value of the 2020 Notes outstanding at March 31, 2017 and December 31, 2016 was approximately $134.1 million and $162.2 million, respectively. The estimated fair value of the remaining outstanding debt (including the unsecured debt and outstanding balance on the Credit Facility, MSD Term Loan and Solus Term Loan) was approximately $189.6 million and $193.2 million at March 31, 2017 and December 31, 2016, respectively. The fair value was estimated by comparing interest rates to debt with similar terms and maturities, except for the fair values of the 2020 Notes which were based on quoted prices in markets that are not active, which represents a Level 2 input in the fair value hierarchy.

NOTE 8: GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company had total goodwill of $32.2 million and $32.0 million as of March 31, 2017 and December 31, 2016, respectively, and net intangible assets of $25.9 million and $26.3 million as of March 31, 2017 and December 31, 2016, respectively.

The tables below present the change in carrying values by segment:

	Indefinite-Lived		Definite-Lived
Transport Segment		Customer	Customer	Non-Compete	Total
(in thousands)	Goodwill	Relationships	Relationships	Agreement	Intangibles
Balance at December 31, 2016	$25,144	$20,356	$4,209	$—	$24,565
Amortization	—	—	(334)	—	(334)
Balance at March 31, 2017	$25,144	$20,356	$3,875	$—	$24,231

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Indefinite-Lived	Definite-Lived
Logistics Segment		Customer	Vendor	Non-Compete		Total
(in thousands)	Goodwill	Relationships	Relationships	Agreement	Trade Names	Intangibles
Balance at December 31, 2016	$6,894	$661	$—	$—	$1,118	$1,779
Amortization	—	(183)	—	—	—	(183)
Currency translation adjustment	113	31	—	—	21	52
Balance at March 31, 2017	$7,007	$509	$—	$—	$1,139	$1,648

Note 9: Related Party Transactions

The Company paid EVE Merchant Holdings, LLC, an affiliate of one of the Company’s directors, less than $0.1 million during the three months ended March 31, 2017 and 2016, as a non-exclusive advisor in connection with certain operations of the Company.

Note 10: Segment Reporting

The Company had two reportable segments at March 31, 2017 and 2016: the Transport segment and the Logistics segment.

Transport Segment.  The Transport segment provides automotive transportation services to original equipment manufacturers (“OEMs”) of automobiles and light trucks in the U.S. and Canada. Specific services include (i) transportation of new vehicles from OEM assembly centers, vehicle distribution centers and port sites to dealers or other intermediate destinations, in connection with which the Company collects fuel surcharges; and (ii) certain asset-light services such as rail car loading and gate releasing services at OEM assembly centers and related new vehicle inspection services. The average length of haul is approximately 170 miles, though lengths of haul range from less than a mile up to approximately 2,400 miles. The consolidated entities that comprise the Transport segment are: Jack Cooper Transport Company, Inc. and its wholly owned subsidiaries, and Jack Cooper Transport Canada, Inc. and its wholly owned subsidiaries.

Logistics Segment.  The Logistics segment engages in the global asset-light automotive supply chain for new and used finished vehicles and includes: (i) brokerage of transportation of used vehicles, including vehicles sold through automotive auction process and (ii) services within the growing remarketed vehicle sector, in which our customers are typically OEM remarketing departments, automotive auction companies and logistics brokers, including brokering of the international shipment of cars and trucks from various ports in the U.S. to various international destinations; inspection and title storage services for pre-owned and off-lease vehicles; and supply chain management services as well as rail and yard management and port processing. Customers contract through AES to ship vehicles and equipment using space purchased on third-party vessels. Other items shipped include heavy construction equipment, farm equipment and commercial trucking vehicles.

The consolidated entities that comprise the Logistics segment are Jack Cooper Logistics, LLC and AES, and their wholly-owned subsidiaries, including, Axis Logistics Services, Inc., Jack Cooper CT Services, Inc., Jack Cooper Rail & Shuttle, Inc. and five Mexican operating companies.

The following table provides information on the two segments as of and for the three months ended March 31, 2017 and 2016:

	2017
(in thousands)	Transport	Logistics	Segments Total	Corporate	Consolidated
Sales to external customers	$148,229	$13,174	$161,403	$—	$161,403
Operating income (loss)	5,460	337	5,797	(418)	5,379
Capital expenditures	4,454	154	4,608	—	4,608
Total assets	257,891	23,828	281,719	3,099	284,818

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

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

NOTE 11: CONDENSED CONSOLIDATING SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The following tables present condensed consolidating financial statements under the equity method of (a) the parent company, Jack Cooper Holdings Corp., as issuer of the 2020 Notes; (b) the subsidiary guarantors of the 2020 Notes; and (c) the subsidiaries that are not guarantors of the 2020 Notes. Separate financial statements of the subsidiary guarantors are not presented because the Company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements:

	Three Months Ended March 31, 2017
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Income (Loss):	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$153,087	$10,376	$(2,060)	$161,403
Operating Expenses
Compensation and benefits	—	79,567	4,145	—	83,712
Fuel	—	13,048	1,103	—	14,151
Depreciation and amortization	55	8,701	606	—	9,362
Repairs and maintenance	—	10,461	977	—	11,438
Other operating	—	23,514	2,610	(1,701)	24,423
Selling, general and administrative expenses	365	11,814	860	(359)	12,680
Gain (loss) on disposal of property and equipment	—	318	(60)	—	258
Total operating expenses	420	147,423	10,241	(2,060)	156,024
Operating Income (Loss)	(420)	5,664	135	—	5,379

Other Expense (Income)
Interest expense (income), net	12,891	(164)	112	—	12,839
Other, net	—	—	(626)	—	(626)
Equity in loss of consolidated subsidiaries	(6,421)	(845)	—	7,266	—
Income (Loss) Before Income Taxes	(6,890)	6,673	649	(7,266)	(6,834)
Provision (Benefit) for Income Taxes	—	252	(196)	—	56
Net Income (Loss)	(6,890)	6,421	845	(7,266)	(6,890)
Equity in other comprehensive loss of consolidated subsidiaries	(308)	(327)	—	635	—
Other comprehensive income (loss), net of tax	—	19	(327)	—	(308)
Comprehensive Income (Loss)	$(7,198)	$6,113	$518	$(6,631)	$(7,198)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Comprehensive Income (Loss):	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenues	$—	$166,761	$13,105	$(4,095)	$175,771
Operating Expenses
Compensation and benefits	—	83,831	6,860	—	90,691
Fuel	—	11,410	1,408	—	12,818
Depreciation and amortization	59	11,360	1,485	—	12,904
Repairs and maintenance	—	12,024	1,556	—	13,580
Other operating	—	29,962	4,447	(3,489)	30,920
Selling, general and administrative expenses	407	11,964	1,060	(606)	12,825
Loss on disposal of property and equipment	—	341	318	—	659
Total operating expenses	466	160,892	17,134	(4,095)	174,397
Comprehensive Income (Loss)	(466)	5,869	(4,029)	—	1,374

Other Expense (Income)
Interest expense (income), net	11,560	(132)	110	—	11,538
Other, net	—	2	(2,808)	—	(2,806)
Equity in loss (income) of consolidated subsidiaries	(4,413)	1,332	—	3,081	—
Income (Loss) Before Income Taxes	(7,613)	4,667	(1,331)	(3,081)	(7,358)
Provision for Income Taxes	—	254	1	—	255
Net Income (Loss)	(7,613)	4,413	(1,332)	(3,081)	(7,613)
Equity in other comprehensive loss of consolidated subsidiaries	(1,970)	(1,991)	—	3,961	—
Other comprehensive income (loss), net of tax	—	21	(1,991)	—	(1,970)
Comprehensive Income (Loss)	$(9,583)	$2,443	$(3,323)	$880	$(9,583)

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	As of March 31, 2017
(in thousands)			Non-
Condensed Consolidating Balance Sheet:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$17,882	$5,025	$—	$22,907
Accounts receivable, net of allowance	—	47,769	1,057	(292)	48,534
Prepaid expenses	265	16,549	747	—	17,561
Assets held for sale	—	71	51	—	122
Total current assets	265	82,271	6,880	(292)	89,124
Restricted cash	—	120	—	—	120
Investment in affiliates	(21,570)	(17,691)	—	39,261	—
Property and equipment, net	2,831	98,130	5,387	—	106,348
Goodwill	—	30,980	1,171	—	32,151
Intangibles, net	—	25,358	521	—	25,879
Deposits and other assets	477	30,403	316	—	31,196
Intercompany receivables	216,859	94,754	—	(311,613)	—
Total assets	$198,862	$344,325	$14,275	$(272,644)	$284,818

Liabilities and Stockholders' Equity
Current Liabilities
Credit Facility	$69,764	$—	$—	$—	$69,764
Current maturities of long-term debt	56	1,670	—	—	1,726
Accounts payable	56	21,447	1,357	(288)	22,572
Accrued wages and vacation payable	—	20,393	1,771	—	22,164
Other accrued liabilities	13,235	13,937	1,280	—	28,452
Total current liabilities	83,111	57,447	4,408	(288)	144,678
Other liabilities	—	7,047	343	—	7,390
Long-term debt, less current maturities	473,121	4,702	—	—	477,823
Pension liability	—	2,195	—	—	2,195
Deferred income taxes	—	10,034	68	—	10,102
Intercompany payables	—	284,470	27,147	(311,617)	—
Total liabilities	556,232	365,895	31,966	(311,905)	642,188
Stockholders' Deficit
Total stockholders' deficit	(357,370)	(21,570)	(17,691)	39,261	(357,370)
Commitments and Contingencies
Total liabilities and stockholders' deficit	$198,862	$344,325	$14,275	$(272,644)	$284,818

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

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

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2017
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$1,503	$9,046	$1,097	$—	$11,646
Investing Activities
Proceeds from sale of property and equipment	—	175	76	—	251
Purchases of property and equipment	—	(4,562)	(46)	—	(4,608)
Net cash provided by (used in) investing activities	—	(4,387)	30	—	(4,357)
Financing Activities
Payments on revolving Credit Facility	(1,275)	—	—	—	(1,275)
Principal payments on long-term debt and other liabilities	(13)	(976)	—	—	(989)
Deferred financing costs	(215)	—	—	—	(215)
Net cash used in financing activities	(1,503)	(976)	—	—	(2,479)

Effect of exchange rate change on cash	—	—	163	—	163
Increase in Cash, Cash Equivalents and Restricted Cash	—	3,683	1,290	—	4,973
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	—	14,319	3,735	—	18,054
Cash, Cash Equivalents and Restricted Cash, End of Period	$—	$18,002	$5,025	$—	$23,027

Reconciliation of Cash, and Cash Equivalents and Restricted Cash
Cash and cash equivalents, beginning of period	—	14,199	3,735	—	17,934
Restricted cash, beginning of period	—	120	—	—	120
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$—	$14,319	$3,735	$—	$18,054

Cash and cash equivalents, end of period	—	17,882	5,025	—	22,907
Restricted cash, end of period	—	120	—	—	120
Cash, Cash Equivalents and Restricted Cash, End of Period	$—	$18,002	$5,025	$—	$23,027

JACK COOPER HOLDINGS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2016
(in thousands)			Non-
Condensed Consolidating Statements of Cash Flows:	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(7,526)	$7,359	$1,699	$218	$1,750
Investing Activities
Proceeds from sale of property and equipment	—	1	6	—	7
Purchases of property and equipment	(213)	(5,910)	(61)	—	(6,184)
Intercompany receivables	—	—	(687)	687	—
Net cash used in investing activities	(213)	(5,909)	(742)	687	(6,177)
Financing Activities
Borrowings under Credit Facility	38,906	—	—	—	38,906
Payments on revolving Credit Facility	(31,154)	—	—	—	(31,154)
Principal payments on long-term debt and other liabilities	(13)	(1,923)	—	—	(1,936)
Intercompany payables	—	687	—	(687)	—
Net cash provided by (used in) financing activities	7,739	(1,236)	—	(687)	5,816

Effect of exchange rate change on cash	—	—	121	—	121
Increase in Cash, Cash Equivalents and Restricted Cash	—	214	1,078	218	1,510
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	—	120	2,789	(218)	2,691
Cash, Cash Equivalents and Restricted Cash, End of Period	$—	$334	$3,867	$—	$4,201

Reconciliation of Cash, and Cash Equivalents and Restricted Cash
Cash and cash equivalents, beginning of period	—	—	2,789	(218)	2,571
Restricted cash, beginning of period	—	120	—	—	120
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$—	$120	$2,789	$(218)	$2,691

Cash and cash equivalents, end of period	—	214	3,867	—	4,081
Restricted cash, end of period	—	120	—	—	120
Cash, Cash Equivalents and Restricted Cash, End of Period	$—	$334	$3,867	$—	$4,201

NOTE 12: SUBSEQUENT EVENTS

Exchange Offers

On April 3, 2017, JCHC commenced a private offer to exchange with eligible holders any and all of JCHC’s outstanding 2020 Notes for cash and warrants issued by JCEI exercisable for shares of Class B common stock of JCEI, and a related solicitation of consents to amend the existing 2020 Notes and related indenture and release the collateral securing the existing 2020 Notes. For each $1,000 principal amount of 2020 Notes validly tendered at or before April 17, 2017 and not validly withdrawn, eligible holders of 2020 Notes will be eligible to receive 2.47 warrants to purchase shares of Class B Common Stock and $350 in cash, which includes the consent payment of $50 for the existing 2020 Notes. For each $1,000 principal amount of 2020 Notes validly tendered after April 17, 2017 but prior to the expiration of the exchange offer, eligible holders of 2020 Notes will be eligible to receive $300 in cash and 2.47 warrants to purchase shares of Class B Common Stock, subject to proration.

Concurrently, on April 3, 2017, JCEI launched an offer to exchange $58,640,415 of its outstanding 10.50%/11.25% Senior PIK Toggle Notes due 2019 (the “JCEI Notes”) for cash, and a related solicitation of consents amend the existing JCEI Notes and related indenture.  For each $1,000 principal amount of JCEI Notes validly tendered at or before April 17, 2017 and not validly withdrawn, eligible holders of JCEI Notes will be eligible to receive $150 in cash, which includes the consent payment of $11.50 for the existing JCEI Notes. For each $1,000 principal amount of JCEI Notes validly tendered after April 17, 2017 but prior to the expiration of the exchange offer, eligible holders of JCEI Notes will be eligible to receive $138.50 in cash.

On May 1, 2017, JCEI announced an extension of the offers by 14 days. The offers and the consent solicitations will expire on May 15, 2017, unless extended or earlier terminated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, of Jack Cooper Holdings Corp. and subsidiaries (collectively “we,” “us,” “our,” “JCHC,” or the “Company”) included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and the notes thereto. Results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results to be attained for any other period.

This quarterly report contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this quarterly report regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “would,” “target,” “project,” “understands,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those discussed under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q as well as the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should review carefully these sections for a more complete discussion of these risks and other factors that may affect our business. Forward-looking statements speak only as of the date of this quarterly report and we do not undertake any obligation to update publicly any such statements.

EXECUTIVE SUMMARY

We are a growth-oriented, specialty transportation and other logistics provider and the largest over-the-road finished vehicle logistics, or FVL, company in North America. Through our Transport and Logistics segments, we provide premium asset-heavy and asset-light solutions to the global new and previously owned vehicle (“POV”) markets, specializing in finished vehicle transportation and other logistics services for major OEMs and for fleet ownership companies, remarketers, dealers and auctions. We offer a broad, complementary suite of asset-heavy and asset-light transportation and logistics solutions through a fleet of 1,995 active rigs and a network of 51 strategically located terminals across North America as of March 31, 2017. We believe our scale and full range of over-the-road transportation and value-added logistics services, offered in over 80 locations across the U.S., Canada and Mexico allow us to operate efficiently and deliver superior customer service. During the three months ended March 31, 2017, we merged two terminals into one location and additionally closed one terminal location.

In addition to our asset-heavy transportation solutions, we provide our customers with a full range of complementary asset-light logistics and value-added services. Logistics services provides a range of asset-light services to the POV market, including inspections, automated claims management, title and key storage services, brokerage and export services, port processing, third-party logistics management, and other technical services. We believe we are one of the largest inspectors of used vehicles in the United States. We independently report on the condition of POVs to both close the lessee-lessor contracts (e.g., when a POV is returned to a dealership by a customer) and to remarket the vehicle through both wholesale and retail channels. We also help our customers move vehicles to and from dealerships, inspection lots, auctions, and overseas markets by coordinating transportation from third party trucking, rail, or ocean shipping providers. We further provide value added services across the supply chain, such as our vehicle inspection application, PhotoBooth, which provides high-definition photo technology to vehicle dealers and remarketers who, for marketing purposes, normally take a large number of photos of each vehicle they plan to sell.

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

Most of the Company’s U.S. employees are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the “Teamsters”) and are covered by the Master Agreement. On March 30, 2017, members of the Teamsters ratified the proposed new Master Agreement. The agreement covers the period September 1, 2015 through May 31, 2021. Within the agreement, active employees and certain laid-off employees would receive a $1,600 ratification incentive payable within sixty days of the date of ratification. The incentive of approximately $4.1 million was accrued for during the three months ended March 31, 2017. Additionally, the agreement includes defined wage increases, health and welfare and pension plan contribution increases. The new Master Agreement provides JCEI and JCHC with cost certainty and enhances competitiveness for new business and non-automotive freight.

On March 31, 2017, the Company was granted the National Women’s Business Enterprise Certification upon successfully meeting the Women’s Business Enterprise National Council standards. The certification affirms the Company is woman-owned, operated and controlled.

Subsequent Events

See Item 1. Financial Statements – Note 12. Subsequent Events.

Operating Revenues

We primarily earn revenues from the intrastate and interstate transportation of vehicles. Most of our sales and costs are significantly concentrated among three major customers: GM, Ford and Toyota. We generate a significant portion of our revenues by transporting automobiles and light trucks for our customers. Generally, we are paid per vehicle transported, per mile. We also derive revenues from fuel surcharges, yard management services, including rail loading and unloading activities, brokering of transportation of used vehicles, brokering of international shipments of cars, trucks, and construction equipment from various ports in the U.S. to various international destinations by third-party ships, and inspection and titles storage services for pre-owned and off-lease vehicles.

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

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating Revenues, Less Fuel Surcharge	$154,492	$171,117
Fuel Surcharge	6,911	4,654
Operating Revenues	161,403	175,771
Operating Income	5,379	1,374
Net Loss	(6,890)	(7,613)

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation of Net Loss to EBITDA
Net loss	$(6,890)	$(7,613)
Provision for income taxes	56	255
Interest expense, net	12,839	11,538
Depreciation and amortization	9,362	12,904
EBITDA (a)	$15,367	$17,084
Adjusted EBITDA Calculation
EBITDA (a)	$15,367	$17,084
Plus:
Other, net (b)	(626)	(2,806)
Loss on disposal of property and equipment	258	659
Professional fees (c)	—	58
Stock based compensation (d)	(317)	210
Severance and employment agreement charges (e)	1,912	628
Adjusted EBITDA (a)	$16,594	$15,833

(a)

EBITDA, a non-GAAP financial measure, represents income (loss) from continuing operations plus provision (benefit) for income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA, a non-GAAP financial measure,  as used herein is defined as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing core operating performance or are non-cash items such as: adjustments for legacy workers’ compensation charge (benefit) related to programs in-place prior to our current ownership; severance and employment agreement charges; professional fees associated with potential and consummated transactions and acquisitions; goodwill and intangible asset impairments, pension withdrawal liabilities; stock based compensation; and other, net, primarily comprised of non-cash impact of foreign currency changes on certain intercompany notes that are other than long-term in nature. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. We present EBITDA and Adjusted EBITDA because we consider these measures to (a) be important supplemental measures of our performance; (b) provide more useful information to investors as indicators of our ability to meet our debt payments and working capital requirements; (c) provide an overall evaluation of our financial condition and (d) are frequently used by securities analysts, investors, lenders and other interested parties in the evaluation of companies in our industries with similar capital structures. We also use EBITDA and Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our business. Our definitions of EBITDA and Adjusted EBITDA are not necessarily comparable to that of other similarly titled measures reported by other companies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.

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
(c)

Represents charges for third-party legal, consulting and accounting expenses related to potential and consummated transactions and acquisitions, and related diligence, which are included in selling, general, and administrative expenses in the condensed consolidated statements of comprehensive loss. We believe excluding professional fees associated with transactions outside the normal operations of the Company, which fluctuate based on factors unrelated to our ongoing business operations, provides for a more complete understanding of factors and trends affecting our business operations.

(d)

Represents the compensation expense for stock options granted during 2013, 2014 and 2015. The fair value of the options was determined using the Black-Scholes model. The expense is included in selling, general and administrative expenses on the condensed consolidated statements of comprehensive loss.

(e)

Represents costs under severance agreements for the elimination of certain corporate overhead roles for the three months ended March 31, 2017 and in accordance with labor agreements associated with the closure of four terminal locations and the elimination of certain corporate overhead roles for the three months ended March 31, 2016. We believe these costs are not indicative of our ongoing operations and are excluded for purposes of facilitating a comparison of our operating performance on a constant basis from period to period.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Operating Revenues. Total operating revenues for the three months ended March 31, 2017 decreased by $14.4 million to $161.4 million from $175.8 million for the same period in 2016, a decrease of 8.2%. The decrease in operating revenues resulted from a $12.0 million decrease in the Transport segment’s revenues before fuel surcharges, a $4.6 million decrease in the Logistics segment’s revenues, partially offset by a $2.2 million increase in fuel surcharges. Foreign currency exchange fluctuations had no material impact on the Company’s operating revenues.

The decrease of $12.0 million, or 7.8%, in the Transport segment’s revenues before fuel surcharges was primarily a result of a 12.6% decrease in the volume of vehicles delivered mainly due to the closing of four of our terminals during the second quarter of 2016, two in Canada and two in the U.S., as well as exiting certain unprofitable business. Partially offsetting the decrease in units was an overall increase in average rates received per unit of about 3.7%, mainly due to the aforementioned giving up of certain unprofitable business.

The decrease of $4.6 million, or 25.8%, in the Logistics segment’s revenues was primarily due to a decrease in volume in the shipment of cars, trucks and construction equipment by AES as a result of decreased demand for vehicles in West Africa, which is a primary market for AES’ services, and a decrease in the amount of inspections business during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, partially offset by an increase in the company’s brokerage business.

Fuel surcharges included in revenues for the three months ended March 31, 2017 and 2016 were $6.9 million and $4.7 million, or 4.7% and 3.0%, of the Transport segment’s revenues, respectively. Fuel surcharges increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the overall increase in average diesel fuel prices throughout the U.S. as compared to the pre-determined customer index benchmarks, partially offset by fewer miles driven in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Average diesel fuel prices throughout the U.S. were approximately $2.61 per gallon for the three months ended March 31, 2017 and $2.12 per gallon during the same period in 2016.

Operating Expenses. Total operating expenses were $156.0 million and $174.4 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $18.4 million, or 10.6%. Foreign currency exchange fluctuations had no material impact on the change in the Company’s operating expenses. The Transport and Logistics segments’ operating expenses decreased by $14.9 million and $3.5 million, respectively, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

The following table details the operating expenses for the three months ended March 31, 2017 and 2016:

(in thousands)	2017	2016
Compensation and benefits	$83,712	$90,691
Fuel	14,151	12,818
Depreciation and amortization	9,362	12,904
Repairs and maintenance	11,438	13,580
Other operating expenses	24,423	30,920
Selling, general and administrative	12,680	12,825
Loss on disposal of property and equipment	258	659
Total	$156,024	$174,397

Compensation and Benefits. Compensation and benefits includes wages and benefits for drivers, maintenance and yard employees who are members of collective bargaining units, the majority of which are Teamsters. Benefit costs include health, welfare and pension contributions made to various multiemployer funds, costs for workers’ compensation insurance, and payroll taxes.

Compensation and benefits were $83.7 million and $90.7 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $7.0 million, or 7.7%. The decrease was attributable to a $6.6 million decrease from the Transport segment primarily due to lower wages paid to drivers as a result of fewer miles driven during the three months ended March 31, 2017. Further contributing to the decrease was an overall decrease of $3.5 million in workers' compensation expense. The decrease is attributable to less employees due to the four terminal closures, initiatives to decrease the size and severity of claims implemented by management, and decreased fees in the new policy for the current year compared to the prior year. Partially offsetting the decrease was a $4.1 million accrual of ratification incentive to the Teamsters for the new labor agreement ratified March 30, 2017.

Fuel Expenses. Consolidated fuel expenses (including federal and state fuel taxes) were $14.2 million and $12.8 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $1.4 million, or 10.9%. The increase in fuel expense was due primarily to the overall increase in average diesel fuel prices throughout the U.S. for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, offset by the decrease in miles driven as noted above.

Depreciation and Amortization. Depreciation and amortization expense was $9.4 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $3.5 million, or 27.1%. The decrease was attributable to a $3.5 million decrease from the Transport segment, as a result of lower average outstanding balances of depreciable assets in the current period than in the prior comparable period.

Repairs and Maintenance. Repairs and maintenance expense was $11.4 million and $13.6 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $2.2 million, or 16.2%. The expense was substantially attributable to the Transport segment and was lower during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to management initiatives to lower the fleet count to better manage expenses of maintenance or licensing fees, as well as maximize the productivity and efficiency of revenue per truck utilized.

Other Operating. Other operating expenses include rent expenses, license fees and taxes, vehicle insurance expenses, cargo claim loss expenses, general supplies, other miscellaneous expenses and brokerage fees paid for services performed on our behalf as part of our asset-light based logistics services, including payments for international shipments on third-party ships.

Other operating expenses were $24.4 million and $30.9 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $6.5 million, or 21.0%. The decrease was attributable to a $3.1 million decrease from the Transport segment and a $3.4 million decrease from the Logistics segment.

The decrease in the Transport segment’s other operating expenses was partially due to a $1.2 million dollar decrease in bad debt expense as a result of a write-off in the three months ended March 31, 2016 in connection with a certain customers fuel surcharge aged receivables, with no such write-off in the current period. In addition, we also had a $0.9 million decrease in insurance expenses primarily as a result of a decline in cargo damages. Further contributing to the Transport segment’s decrease in other operating expense was a reduction in operating supplies and expenses of $0.8 million, primarily as a result of fewer miles driven during the three months ended March 31, 2017.

The decrease in other operating expenses was also due to the Logistics segment’s reduction in brokerage fees paid for international shipments in the amounts of $2.9 million, primarily as a result of fewer international shipments by AES during the three months ended March 31, 2017.

Selling, General and Administrative Expenses. Expenses reported within selling, general and administrative expenses on the consolidated statements of comprehensive loss consist of administrative salaries, benefits and related payroll taxes, as well as professional services and other miscellaneous administrative expenses. Selling, general and administrative expenses were $12.7 million and $12.8 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $0.1 million, or 0.8%. The decrease was mainly attributable to a $0.4 million decrease in selling, general and administrative expenses from the Transport segment, offset by a $0.3 million increase from the Logistics segment as a result of additional costs associated with the development of new potential business opportunities. The decrease at the Transport segment was primarily due to a $0.4 million decrease in professional service costs, benefits expense and travel related expenses partially offset by increased salaries due to severance incurred for the elimination of certain corporate overhead roles for the three months ended March 31, 2017.

Operating Income. Operating income was $5.4 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $4.0 million, or 285.7%. The increase over the comparable period was primarily attributable to a decrease in other operating expenses, depreciation and amortization, and repairs and maintenance partially offset by an increase in fuel expense, as described above.

Other Expense (Income).  Other expense (income) consists of interest expense, net and other income (expenses), net, the majority of which is attributable to foreign currency transaction gains and losses.

Interest expense, net was $12.8 million and $11.5 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $1.3 million, or 11.3%. The increase over the comparable period was primarily attributable to the increase in outstanding long-term debt with the incurrence of the Solus Term Loan during the fourth quarter of 2016.

Other income for the three months ended March 31, 2017 and 2016 was $0.6 million and $2.8 million, respectively, a decrease of $2.2 million, or 78.6%. The decrease was attributable to smaller foreign currency transaction gains than in the prior comparable period associated with intercompany transactions between operations in the U.S., Canada, and Mexico due to the weakening of the U.S. dollar.

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2017 and 2016 was (0.7)% and (3.5)%, respectively. The accounting for income taxes requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, we had $100.7 million and $96.5 million recorded for valuation allowances, respectively. The Company released an unrecognized tax benefit as a discrete item during the three months ended March 31, 2017, resulting in an income tax expense benefit of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is primarily generated from operations and specific financing arrangements with lenders, customers and vendors. Our core cash requirements include operating expenses, capital expenditures for equipment (including buyout payments under certain equipment leases), payments under borrowing arrangements and operating leases for equipment, deposits of cash collateral and payments to workers’ compensation, auto and general liability insurers and withdrawal payments to multi-employer pension funds in which we participate. We project that cash generated by our operating activities, borrowings under the Credit Facility, and cash of $22.9 million as of March 31, 2017 will be sufficient to satisfy our core cash needs for the twelve months following the date the condensed consolidated financial statements are issued.

As of March 31, 2017, the Company has availability under the Credit Facility of approximately $14.5 million. However, our ability to borrow these funds is limited to approximately $4.0 million pursuant to certain restrictions under the indenture governing our 2020 Notes. Changes in customer sales volumes can impact our ability to borrow against our Credit Facility, which is collateralized in-part by our customer account receivables. Because the Credit Facility provides short term working capital needs as necessary, we have classified borrowings thereunder within short term liabilities on our consolidated balance sheets.

During the three months ended March 31, 2017, approximately 47%, 34%, and 7% of our revenues were from our three largest customers, GM, Ford, and Toyota, respectively. As discussed above, our largest customers have expressed concern about our financial condition and our significant leverage and have indicated that they are closely monitoring our financial situation as they consider our position as a significant supplier to them. We believe that our recent loss of business related to certain traffic lanes from one of our three largest customers during the bidding process in 2016 was in-part related to their concerns about our significant leverage. We estimate that the lost business will result, starting in 2017, in annual revenue declines of between $14 million and $16 million and reduced earnings of between $3.5 million and $4.5 million. Further, under our current contract with another one of our three largest customers, which expires in December 2018, the customer has the right to terminate or renegotiate the terms of the agreement if JCEI fails to achieve a Debt to EBITDA ratio, as defined in the agreement, of 3.3x as of December 31, 2016. JCEI’s Debt to EBITDA ratio as defined by the agreement for the last twelve months ended March 31, 2017 was 8.3x. The exchange offers commenced and completed during the fourth quarter of 2016 were intended to address the concerns that this customer and our other customers have expressed to us; however, those exchange offers did not bring us into compliance with the aforementioned contract provision. While no modification to our business volumes with our customers has occurred subsequent to the exchange offers commenced and completed during the fourth quarter of 2016, the customer with whom we have the aforementioned contract provision has further indicated to our management that unless we further address our leverage as required by the contract and provide them with assurances regarding our continued financial stability, they will seek to diversify their suppliers of transport services, will enforce this contract provision and will move a large portion of their transport business currently managed by us to other suppliers. We are engaged in ongoing discussions with that customer and other customers about our financial position, and also believe that concerns about our financial condition are impeding some of our customers from entering into extended terms of service agreements with us.

The 2017 exchange offers, commenced on April 3, 2017, are intended to address the concerns that customer and our other customers have expressed to us; however, there can be no assurance that we will be successful in achieving such goal. Accordingly, there can be no assurance that completion of any future transaction will otherwise satisfy our customers’ concerns and that they will not move a significant portion of our business to other suppliers.

In addition, we incurred additional debt during the year ended December 31, 2016, in connection with the issuance of the Solus Term Loan, which will increase our cash interest payment obligations going forward by an estimated $4.3 million annually. We intend to pursue a wide variety of alternatives to reduce our indebtedness, and routinely evaluate market conditions and the availability of additional financing in the form of debt and equity capital and intend to seek additional funding when conditions are appropriate, and further may conduct near-term and long-term capital raises, financing and refinancing transactions, restricted payment transactions, and other strategic or financing transactions, including, without limitation, near term and long term high-yield offerings and other debt offerings, private and public equity offerings (including an initial public offering), redemptions, repurchases, dividends, distributions, other transactions with respect to the Company’s debt, equity, and/or derivative securities and corporate reorganizations, acquisitions, divestitures and mergers. The availability of additional financing or equity capital will depend on our financial condition and results of operations as well as prevailing market conditions. There can be no assurance that we will be able to incur additional debt or refinance our existing debt as it becomes due or that we will receive additional equity capital.

During the third quarter of 2016 and upon the expiration of our workers compensation insurance agreement, we entered into a new one year workers compensation insurance agreement. The agreement requires the Company to make collateral payments totaling $5.8 million as well as $22.4 million of premium payments, the installments for which are to be paid over nine months. As of March 31, 2017, $3.1 million remains to be paid through the second quarter of 2017.

The new arrangement has resulted in improved claims management as well as additional improved coverage, which the agreement provides through a $0.5 million stop-loss limit per claim (exclusive of certain expenses).

The following table is presented as a measure of components contributing to our liquidity and financial condition as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	March 31,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$22,907	$17,934
Working capital deficit	(55,554)	(52,094)
Amounts available under Credit Facility	14,529	12,535
Long-term debt, including current maturities and Credit Facility (excluding deferred financing costs)	558,143	559,993
Stockholders’ deficit	(357,370)	(349,853)

	Three Months Ended March 31,
(in thousands)	2017	2016
Depreciation and amortization	$9,362	$12,904
Capital expenditures	4,608	6,184
Cash flows provided by operating activities	11,646	1,750
Cash flows used in investing activities	(4,357)	(6,177)
Cash flows provided by (used in) financing activities	(2,479)	5,816

Summary of Sources and Uses of Cash. Cash and cash equivalents increased $5.0 million to $22.9 million at March 31, 2017 from $17.9 million at December 31, 2016. Significant sources of cash during the three months ended March 31, 2017 included net loss exclusive of non-cash items of $2.8 million, $9.7 million in working capital adjustments and $0.2 million in proceeds from the sale of property and equipment. Significant uses of cash included $4.6 million of capital expenditures, net payments of $1.3 million under our Credit Facility, $0.2 million in deferred financing costs, $1.0 million of principal payments on long-term debt and $0.9 million of changes in non-current assets and liabilities. Foreign currency effect on cash totaled $0.2 million for the period.

Capital Expenditures, Acquisitions and Other Investing Activities.  Cash flows used in investing activities were $4.4 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, net cash used in investing activities consisted of $4.6 million of capital expenditures, partially offset by $0.2 million from the proceeds from the sale of property and equipment. For the three months ended March 31, 2016, net cash used in investing activities consisted of $6.2 million of capital expenditures. Capital expenditures during the three months ended March 31, 2017 and 2016 included $4.0 million and $5.4 million, respectively, for purchases of new carrier revenue equipment and improvements to existing carrier revenue equipment.

Financing Activities, Debt and Related Covenants.  Cash flows used in financing activities were $2.5 million for the three months ended March 31, 2017, compared to cash flows provided by financing activities of $5.8 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net cash used in financing activities was primarily attributable to net payments of $1.3 million under our Credit Facility, principal payments on long-term debt of $1.0 million and payments of deferred financing costs of $0.2 million. For the three months ended March 31, 2016, net cash provided by financing activities was primarily attributable to $7.8 million in additional net borrowings on the Credit Facility, partially offset by principal payments on long-term debt of $1.9 million.

The change in the amount outstanding under the Credit Facility as of March 31, 2017, as compared to December 31, 2016, was the result of net payments of $1.3 million. The average outstanding Credit Facility balance during the three months ended March 31, 2017 was $69.9 million, which had a weighted average interest rate of approximately 3.82%.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We expect to adopt the new standard on its effective date. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect adoption of this update will have on its consolidated financial statements, however, adoption of the amendments in this update is expected to have a material impact on the Company's consolidated financial position. We currently believe the most significant changes relate to the recognition of new right of use assets and lease liabilities on our balance sheet for building and equipment leases. We do not expect a significant change in our leasing activity between now and adoption, and we expect to elect all of the standard’s available practical expedients.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance will become effective for the Company beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet completed its final review of the impact of the new standard and is still evaluating disclosure requirements under the new standard. We will continue to evaluate the standard as well as additional changes, modifications or interpretations to determine the impact on our financial statements and disclosures. The Company expects to adopt the new standard using the cumulative effect adjustment as of the date of adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.  This guidance removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. The new guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is still assessing the impact of the new standard, however the Company does not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and increases in fuel prices.

Risk from Interest Rates. At March 31, 2017, we had outstanding long-term debt totaling $558.1 million (including bond premium and discount, and excluding deferred financing costs), $132.3 million of which was outstanding under the MSD Term Loan and the Credit Facility and is subject to variable interest rates, subject, in the case of the MSD Term Loan, to a minimum LIBOR rate of 3.0%. We utilize the Credit Facility borrowings to meet our working capital needs. Assuming the Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would result in a corresponding change to our annual interest expense of $0.2 million per year, considering the effect of the minimum LIBOR rate on the Term Loan.

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

Risk from commodity exposure. We have commodity exposure with respect to diesel fuel used in Company-owned and leased rigs. Increases in fuel prices will raise our operating costs, even though historically we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. Average diesel fuel prices throughout the U.S. were approximately $2.61 per gallon for the three months ended March 31, 2017 and $2.12 per gallon during the same period in 2016. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We have not used derivative financial instruments to hedge our fuel price exposure in the past.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  The discussion of such risks and uncertainties may be found under the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

JACK COOPER HOLDINGS CORP.
(Registrant)

Date: May 10, 2017	By	/s/ T. Michael Riggs
T. Michael Riggs, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By	/s/ Kyle A. Haulotte
Kyle A. Haulotte, Chief Financial Officer (Principal Financial Officer)

ITEM 6.  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1

Certificate of Incorporation of Jack Cooper Holdings Corp. dated November 24, 2010 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.2

Certificate of Amendment to Certificate of Incorporation of Jack Cooper Holdings Corp., dated December 7, 2010 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.3

Certificate of Elimination of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock of Jack Cooper Holdings Corp., dated May 9, 2014 (incorporated by reference to Exhibit 3.1.3 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.1.4

Certificate of Merger of JCHC Merger Sub, Inc. with and into Jack Cooper Holdings Corp., dated June 5, 2014 (incorporated by reference to Exhibit 3.1.4 of the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

3.2

Bylaws of Jack Cooper Holdings Corp. dated November 29, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1

Indenture as to 9.25% Senior Secured Notes due 2020 dated June 18, 2013 by and among the Company, the Guarantors listed therein and U.S. Bank National Association, as Trustee and collateral agent (including form of Global Note) (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1.1

First Supplemental Indenture by and among Jack Cooper Holdings Corp., the Guarantors listed therein and U.S. Bank National Association, as Trustee and Collateral Agent, dated December 27, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.1.2

Second Supplemental Indenture by and among Jack Cooper Holdings Corp., the Guarantors named therein and U.S. Bank National Association, dated January 7, 2014 (incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2

Registration Rights Agreement dated June 18, 2013 (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2.1

Registration Rights Agreement by and among Jack Cooper Holdings Corp., Wells Fargo Securities, LLC and Barclays Capital Inc., dated November 7, 2013 (incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.2.2

Joinder No. 1 dated December 13, 2013, to the Registration Rights Agreement dated June 18, 2013 by and among the Company, Wells Fargo Securities, LLC and Barclays Capital Inc. (incorporated by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210698) filed on April 21, 2016 and incorporated by reference herein)

4.3

Warrant Agreement, dated October 28, 2016, by and among Jack Cooper Enterprises, Inc., Sola LTD, Ultra Master LTD and Solus Opportunities Fund 5 LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2016)

10.1

Amendment Number Five to Amended and Restated Credit Agreement, dated April 3, 2017, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, as agent for the lenders, Jack Cooper Holdings Corp. and certain of its subsidiaries, as borrowers, and the guarantors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

10.2

Amendment No. 3 to the Credit Agreement, dated as of April 3, 2017, by and among Jack Cooper Holdings Corp., as borrower, certain subsidiaries of Jack Cooper Holdings Corp., as guarantors, the lenders party thereto, and MSDC JC Investments, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

10.3

Amendment No. 1 to the Credit Agreement, dated April 3, 2017, by and among Jack Cooper Holdings Corp., as borrower, the lenders signatory thereto, as lenders, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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